Form 10-Q
period 2014-03-31
PRESTON CORP.
filed 2014-06-06
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2014

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-193967

PRESTON CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	46-4474279
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

311 West Third Street, Suite 4001
Carson City, NV	89703
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(775) 345-3449
----------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 169,400,000 shares of $0.001 par value common stock outstanding as of June 6, 2014.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

(An Exploration Stage Company)

BALANCE SHEETS

March 31, 2014 and September 30, 2013

(Unaudited)

ASSETS
	March 31, 2014	September 30, 2013

Current assets:

Cash	$ 31,536	$ 6,974

Prepaid deposits	7,500	-

Total current assets	39,036	6,974

Property and equipment, net	1,454	1,454

Total assets	$ 40,490	$ 8,428

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$ 43	$ -

Advances - related parties	41,400	1,400

Total current liabilities	41,443	1,400

Total liabilities	41,443	1,400

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares authorized,	169,400	98,000
169,400,000 and 98,000,000 shares issued and outstanding at
March 31, 2014 and September 30, 2013, respectively

Additional paid in capital	(125,800)	(77,000)

Deficit accumulated during the exploration stage	(44,553)	(13,972)

Total stockholders' equity (deficit)	(953)	7,028

Total liabilities and stockholders' equity (deficit)	$ 40,490	$ 8,428

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2014 and the periods from

January 29, 2013 (inception) through March 31, 2014 and 2013

(Unaudited)

	Three months	Inception through	Six months	Inception through	Inception through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Operating expenses:

Exploration	$ -	$ -	$ -	$ -	$ 10,958

General and administration	19,835	-	30,581	-	33,595

Total operating expenses	19,835	-	30,581	-	44,553

Net loss	$ (19,835)	$ -	$ (30,581)	$ -	$ (44,553)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	169,400,000	78,721,311	146,253,846	78,721,311

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2014 and the periods from

January 29, 2013 (inception) through March 31, 2014 and 2013

(Unaudited)

	Six months	Inception through	Inception through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (30,581)	$ -	$ (44,553)

Adjustment to reconcile net loss to cash used in
operating activities:

Net change in:

Prepaid deposits	(7,500)	-	(7,500)

Accounts payable	43	-	43

CASH FLOWS USED IN OPERATING ACTIVITIES:	(38,038)	-	(52,010)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-	(1,454)

CASH FLOWS USED IN INVESTING ACTIVITIES:	-	-	(1,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	22,600	-	43,600

Proceeds from advances, related party	40,000	-	41,400

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES	62,600	-	85,000

NET CHANGE IN CASH	24,562	-	31,536

Cash, beginning of period	6,974	-	-

Cash, end of period	$ 31,536	$ -	$ 31,536

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-cash and Investing and
Financing activities:
Reclassification of par value from
APIC to Common Stock	$ 31,850	$ -	$ 31,850

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements of Preston Corp. (“Preston” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013, as reported in the Form S-1 of the Company, have been omitted.

General

The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $44,553 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3 Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2014, the advances totaled $41,400.

The company was charged the following by the President of the Company:

	Six months ended March 31, 2014	Year ended September 30, 2013

Management fees	$ 8,000	$ -

Note 4 Equity Transactions

On February 10, 2013, our founder and President was issued 98,000,000 shares of common stock for $2,800.

On November 28, 2013, the Company issued 39,550,000 shares of common stock to investors purchasing common stock during October 2013 for $22,600.

On November 28, 2013, the Company issued 31,850,000 shares of common stock to investors pursuant to subscription agreements entered into during the period ended September 30, 2013.

On January 22, 2014, the Company effected a forward stock split of its common shares at a ratio of 35 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 4,840,000 common shares before the split and there were 169,400,000 common shares after the split. The stock split is presented retroactively throughout the financial statements and footnotes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our S-1 Registration Statement, as well as in other documents we file with the Securities and Exchange Commission ("SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

General

We are an “exploration stage” company that has not realized any revenues to date.   Our business is the acquisition and exploration of mining properties located in the state of Nevada, with the objective of identifying potential gold and silver ore deposits.  We have commenced an exploration program on our mineral lease located in Esmeralda County, Nevada, at Oasis Divide, Nevada.  On November 15, 2013, we acquired four federal lode mining claims in the Oasis Divide area of Esmeralda County in Nevada, known as the Silver Oasis #1- #4 (the “Silver Oasis claims”).

Plan of Operation

We have completed the first phase of the recommended exploration program on our Silver Oasis claims.  The program was finalized in December 2013 by our geologist, Charles P. Watson, President of Advanced Geologic Exploration, Inc.  The first phase cost $9,000 which included the staking of the property.  The exploration program was recommended by our geologist Advanced Geologic Exploration, Inc., in its Phase 1 Reconnaissance Sampling Report dated December 31, 2013, based on his evaluation of the property, its history and the surrounding geological setting.  Our primary focus is in the exploration of silver deposits.  The geographical area in and around our claims have shown strong silver and base metal mineralization.  Further exploration is required.  Whether or not we will discover commercially viable mineral deposits will depend on this further exploration.

Our plan of operation is to continue exploration work on the Silver Oasis Claims.  There is no assurance that an economic mineral deposit exists on the Silver Oasis Claims.  Even if we complete our proposed exploration program on the Silver Oasis Claims and we are successful in identifying a mineral deposit, we would have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

The Phase 1 reconnaissance exploration and sampling program results are very encouraging and suggest that high-grade silver mineralization could occur at depth.  The “Paymaster Zone” of the Palmetto mining district is noted for high-grade silver veins and considering the Silver Oasis claims are located at the north end of that zone, it is likely that these results are indicative of a “sleeper” silver deposit.  Moreover, the association of silver mineralization in both the massive quartz vein and iron oxide mineralization suites indicates that the complex ore genesis contained elevated silver throughout its processes. Coupled with the base metal counterparts and the large spatial distributions of the alteration haloes, the Silver Oasis claims have an excellent potential for economic silver deposit.

Other base metal mineralization, such as copper, lead, zinc and tungsten, is observed in nearly every sample and suggests that a complex poly-metallic ore geneses.  This high-grade mineralization is consistent with other accounts from other mines found in the mining district.

Our plan of operation for the next twelve months is to carry out the second phase of the recommended exploration program.  This program may consist of acquiring additional prospects contiguous to the Silver Oasis Claims and sampling, assaying those claims, as well as geological mapping, a detailed rock sampling program and map and sample underground workings for future drill targets.  Phase 2 is estimated to cost between $30,000 and $40,000, which we plan to carry out when financing allows.  The exploration program was recommended by Advanced Geologic Exploration, Inc., in its geological report dated December 31, 2013, based on their evaluation of the property, its history and the surrounding geological setting.

We will require additional funding in order to proceed with additional exploration on Silver Oasis Claims.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

In addition to exploration costs of approximately $40,000, we will incur salary expenses for Mr. Stephenson of $24,000 for a total of $64,000 for the year.  If we cannot afford to pay these salaries the salaries will be accrued.  In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees and complying with future SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $147,000.  With these expenditures and Mr. Stephenson’s education and experience the second phase of exploration will be completed and evaluated. Upon that evaluation a third phase of exploration could be recommended that could cost in the range of $50,000 - $100,000 and will delineate final drilling targets

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource or non-resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

• our ability to raise additional funding;

• our ability to locate and acquire a suitable interest in a mineral property;

•  the market price for minerals;

• the results of our proposed exploration programs; and

• our ability to find joint venture partners for the development of any property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on January 29, 2013 through March 31, 2014, and have incurred operating expenses in the amount of $44,553 for the same period.  Our activities have been financed from the proceeds of share subscriptions and advances from related party.

Results of Operations for Periods Ending March 31, 2014 and March 31, 2013

We did not earn any revenues during the three or six-month periods ending March 31, 2014 and for the period from inception through March 31, 2013.  We incurred operating expenses in the amount of $19,835 for the three months ended March 31, 2014, and $30,581 for the six months ended March 31, 2014.  For the three months ended March 31, 2014, our operating expenses were comprised of general and administrative expenses of $19,835. For the six months ended March 31, 2014, our operating expenses were comprised of general and administrative expenses of $30,581.  Although we were legally incorporated on January 29, 2013, we did not incur any operating expenses during the period ended March 31, 2013.  The increase in general and administrative expenses during the three and six months ended March 31, 2014 was the costs incurred in preparing and filing a registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $39,036, consisting of cash and prepaid deposits and working capital deficit of $2,407, compared to total currents assets of $6,974 and working capital of $5,574 as of the year ended September 30, 2013.  Our liabilities consisted mostly of related party advances to us.

We expect to continue incurring losses in the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claim and our venture will fail.

We plan to continue to finance our activities in the short term through shareholder advances similar to the ones that have occurred to date.  In the longer term it is hoped there will be further equity financings but none are planned at the moment.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2014.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2014.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

Number	Exhibit Description

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   June 6, 2014

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)