Form 10-Q
period 2014-06-30
PRESTON CORP.
filed 2014-07-24
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2014

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 169,400,000 shares of $0.001 par value common stock outstanding as of July 23, 2014.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2014 and September 30, 2013

(Unaudited)

ASSETS
	June 30, 2014	September 30, 2013

Current assets:

Cash	$ 8,795	$ 6,974

Prepaid deposits	7,500	-

Total current assets	16,295	6,974

Property and equipment, net	1,454	1,454

Total assets	$ 17,749	$ 8,428

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable – related party	$ 6,000	$ -

Advances - related party	41,400	1,400

Total current liabilities	47,400	1,400

Total liabilities	$ 47,400	1,400

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares authorized,
169,400,000 and 98,000,000 shares issued and outstanding at
June 30, 2014 and September 30, 2013, respectively	169,400	98,000

Additional paid in capital	(125,800)	(77,000)

Deficit accumulated during the exploration stage	(73,251)	(13,972)

Total stockholders' equity (deficit)	(29,651)	7,028

Total liabilities and stockholders' equity (deficit)	$ 17,749	$ 8,428

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2014 and 2013 and the period from January 29, 2013 (inception) through June 30, 2014

(Unaudited)

	Three months	Three months	Nine months	Five months	Inception through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Operating expenses:

Exploration	$ -	$ -	$ -	$ -	$ 10,958

General and administration	28,698	939	59,279	939	62,293

Total operating expenses	28,698	939	59,279	939	73,251

Net loss	$ (28,698)	$ (939)	$ (59,279)	$ (939)	$ (73,251)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	169,400,000	98,000,000	153,969,231	90,263,158

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2014 and 2013 and the period from

January 29, 2013 (inception) through June 30, 2014

(Unaudited)

	Nine months	Five months	Inception through
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (59,279)	$ (939)	$ (73,251)

Adjustment to reconcile net loss to cash used in
operating activities:

Net change in:

Prepaid deposits	(7,500)	-	(7,500)

Accounts payable – related party	6,000	-	6,000

CASH FLOWS USED IN OPERATING ACTIVITIES:	(60,779)	(939)	(74,751)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-	(1,454)

CASH FLOWS USED IN INVESTING ACTIVITIES:	-	-	(1,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	22,600	2,800	43,600

Proceeds from advances, related party	40,000	500	41,400

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES	62,600	3,300	85,000

NET CHANGE IN CASH	1,821	2,361	8,795

Cash, beginning of period	6,974	-	-

Cash, end of period	$ 8,795	$ 2,361	$ 8,795

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-cash and Investing and
Financing activities:
Reclassification of par value from
APIC to Common Stock	$ 31,850	$ -	$ 31,850

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

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

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $73,251 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2014, the advances totaled $41,400.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $3,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $6,000 and $0 at June 30, 2014 and September 30, 2013, respectively.

	Nine months ended June 30, 2014	Year ended September 30, 2013

Management fees	$ 17,000	$ -

Note 4

Equity Transactions

On February 10, 2013, our founder and President was issued 98,000,000 shares of common stock for $2,800.

On November 28, 2013, the Company issued 39,550,000 shares of common stock to investors purchasing common stock during October 2013 for $22,600.

On November 28, 2013, the Company issued 31,850,000 shares of common stock to investors pursuant to subscription agreements entered into during the period ended September 30, 2013.  Total proceeds of $18,200 was received during the period ended September 30, 2013.

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

In addition to exploration costs of approximately $40,000, we will incur salary expenses for Mr. Stephenson of $36,000 for a total of $76,000 for the year.  If we cannot afford to pay this salary it will be accrued.  In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees and complying with future SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $159,000.  With these expenditures and Mr. Stephenson’s education and experience the second phase of exploration will be completed and evaluated. Upon that evaluation a third phase of exploration could be recommended that could cost in the range of $50,000 - $100,000 and will delineate final drilling targets

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource or non-resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

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

We have had no operating revenues since our inception on January 29, 2013 through June 30, 2014, and have incurred operating expenses in the amount of $73,251 for the same period.  Our activities have been financed from the proceeds of share subscriptions and advances from related party.

Results of Operations for Periods Ending June 30, 2014 and June 30, 2013

We did not earn any revenues during the three month periods ending June 30, 2014 and 2013, for the nine and five month periods ended June 30, 2014 and June 30, 2013, respectively, nor for the period from inception through June 30, 2014.  We incurred operating expenses in the amount of $28,698 for the three months ended June 30, 2014, compared to $939 for the three months ended June 30, 2013.  We incurred operating expenses in the amount of $59,279 for the nine months ended June 30, 2014, compared to $939 for the five months ended June 30, 2013.  The increase in general and administrative expenses during the three and nine months ended June 30, 2014 was the costs incurred in preparing and filing a registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $16,295, consisting of cash of $8,795 and prepaid deposits of $7,500 for a working capital deficit of $31,105, compared to total currents assets of $6,974 and working capital of $5,574 as of the year ended September 30, 2013.  Our liabilities consisted mostly of accounts payable and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

We did not issue any securities during the quarter ended June 30, 2014.

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

DATED:   July 23, 2014

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)