Form 10-K
period 2014-09-30
PRESTON CORP.
filed 2014-12-22
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2014
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-193967

PRESTON CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-4474279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West Third Street, Suite 4001, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(775) 345-3449

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $◆.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
169,400,000 shares of $0.001 par value common stock outstanding as of December 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  14

Item 6.

Selected Financial Data

15

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 8.

Financial Statements and Supplementary Data

18

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

15

Item 9A.

Controls and Procedures

15

Item 9B.

Other Information

16

Item 10.

Directors, Executive Officers and Corporate Governance

16

Item 11.

Executive Compensation

18

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

Item 13.

Certain Relationships and Related Transactions, and Director Independence

19

Item 14.

Principal Accounting Fees and Services

20

Item 15.

Exhibits, Financial Statement Schedules

20

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Preston Corp., unless otherwise stated.

General Overview

We are an exploration stage company that has not realized any revenues to date.  From our inception (January 29, 2013) through September 30, 2014, we have accumulated a net loss of $98,655.

We were incorporated in the State of Nevada on January 29, 2013.  On January 22, 2014, we effected a forward stock split of our common shares at a ratio of 35 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 4,840,000 common shares before the split and there were 169,400,000 common shares after the split. Our corporate and mailing address is 311 West Third Street, Suite 3001, Carson City, Nevada, 89703 and our telephone number is (775) 345-3449.

Our business is the acquisition and exploration of mining properties located in the state of Nevada, with the objective of identifying potential gold and silver ore deposits.  We have commenced an exploration program on our mineral lease located in Esmeralda County, Nevada, at Oasis Divide, Nevada.  On November 15, 2013, we acquired four federal lode mining claims in the Oasis Divide area of Esmeralda County in Nevada, known as the Silver Oasis #1- #4.

Currently we do not know of any commercially viable mineral deposits existing on the Silver Oasis Claims.  Mineral property exploration is typically conducted in phases.  We have completed the first phase of the recommended exploration program on the Silver Oasis Claims.  The program was finalized on December, 2013 by our geologist, Charles P. Watson, President of Advanced Geologic Exploration, Inc.  The first phase cost $9,000 which included the staking of the property.   The exploration program was recommended by our geologist Advanced Geologic Exploration, Inc., in its Phase 1 Reconnaissance Sampling Report dated December 31, 2013, based on his evaluation of the property, its history and the surrounding geological setting. Our primary focus is in the exploration of silver deposits.  The geographical area in and around our claims have shown strong silver and base metal mineralization. Further exploration is required.  Whether or not we will discover commercially viable mineral deposits will depend on this further exploration.

Our independent geologist is Charles P. Watson, President of Advanced Geologic Exploration, Inc.

If our exploration program is not successful or if insufficient funds are available to carry out such exploration program, then we will not be able to execute our business plan.

Current Business

Properties

Background and History

In September, 2013, we purchased the Silver Oasis claims from Advanced Geologic Exploration, Inc. (“Advanced”). Advanced had mapped and staked the claim sites.  We purchased the claims and retained Advanced to complete and deliver to us a “Phase 1 Reconnaissance Sampling Report” (“Phase 1 Report”) for a total of $9,000.

The Phase 1 Report, which was completed and delivered to us in December, 2013, included encouraging results for a potential economic silver deposit.  The project consisted of the reconnaissance of historic prospects within the “Paymaster Zone” of the Palmetto-Windypah mining district and the collection of eight rock samples.  Independent laboratory results confirmed field observations of elevated silver mineralization in the outcrops as three samples reported over 1.0 gram-per-ton of silver and one over 5 grams-per-ton silver.  Two distinct alteration suites were identified and both contained elevated silver, suggesting that a complex ore genesis contained elevated silver throughout its ore generation processes.

All of the claims we have are federal lode mining claims and were originally located by Advanced, then transferred to us via a quitclaim deed. We now own the mineral rights of the federal lode mining claims. Each claim was properly located and filed with the appropriate regulatory agencies. The claim names, numbers filing dates are clearly presented on the Location Certificates and referred to in the Phase 1 report. Claim Location Maps clearly denote the location of the lode claims with respect to physical location to fixed geo-references. The claims are lode claims and exploration claims.  They are state and federal claims and all of the claims are unpatented claims. Annual maintenance fees will be paid by us prior to their expiration to secure the minerals throughout the mineral year.  The fee is $140 per claim per year due on or before August 31 of each year due to the Bureau of Land Management (“BLM”).  Also due yearly is an $18 per claim to Esmeralda county.  All fees have been made through September 30, 2014 by us.

Well-documented surface leaching of silver in the Silver Peak and Palmetto mining districts confused early prospectors and it was only after subsurface exploration was conducted that the rich silver veins were discovered. A number of nearby silver and gold mines are currently in operation.

Assay results also reported elevated copper, lead, zinc and tungsten mineralization, however, only trace gold was observed. Considering these elevated ancillary minerals and the large spatial distribution of the alteration haloes, recommendations are presented for the advancement of a Phase 2 program that would include additional surface and subsurface rock sampling and additional land acquisitions.

Plan for Silver Oasis Claims

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

It is recommended that a Phase 2 mineral exploration and land acquisition program be conducted immediately and consider the following

1.

Additional prospects are observed around the boundaries of the Silver Oasis claim block. These prospects should be sampled, assayed and acquired through additional claim staking if positive results are returned.

2.

Vicinity and local detailed geological mapping should be conducted with particular attention paid to the alteration suites.

3.

Conduct a detailed rock sampling program with between 100-200 samples to better define the alteration suites, their spatial distribution and level of surface mineralization.

4.

Begin the permitting process for subsurface mineral sampling through exploration test pits or through dozer cuts. Planning should also address the possibility of using the disturbance in the anticipation of a future diamond drill program.

5.

Research land status of nearby claims for possible acquisition.

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to us as described below.   The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,271.50 during the past sixty days.  This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many.

By industry standards, there are generally four types of mining companies.  We are considered an “exploration stage” company.  Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold and silver deposits.  “Junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produces less than 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production.  “Mid-tier” and large mining (“senior”) companies may have several projects in production plus several million ounces of gold in reserve.

Generally gold reserves have been declining for a number of years for the following reasons:

•

The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

•

The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process.  Due to the extended time frame it takes to explore, develop and bring new production on line, the large mining companies are facing an extended period of lower gold reserves.  Accordingly, junior companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past two years have come from a weakened United States dollar.  Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the increasing US budget and trade deficits and the general worldwide political instability caused by the war on terrorism and the economic downturn.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

- Water discharge will have to meet water standards;

- Dust generation will have to be minimal or otherwise re-mediated;

- Dumping of material on the surface will have to be re-contoured and re-vegetated;

- An assessment of all material to be left on the surface will need to be environmentally benign;

- Ground water will have to be monitored for any potential contaminants;

- The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

- There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and phase two exploration programs on the Silver Oasis property, we will not have to seek any government approvals prior to conducting exploration.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in Nevada from a variety of suppliers.

Research and Development Expenditures

Other than the cost of our Phase I reconnaissance sampling program, we have not incurred any other research expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own any patents or trademarks.

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold companies in the public stock market.  All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near our Silver Oasis Claims in Nevada.  Most of our competitors have greater exploration, production, and capital resources than we do, and are able to compete more effectively in any of these areas.  Our inability to secure capital to fund exploration and possible future production capacity, would establish a competitive cost disadvantage in the marketplace, which would have a material adverse effect on our operations and potential profitability.

Research and Development Expenditures

Other than the cost of our Phase I reconnaissance sampling program, we have not incurred any other research expenditures.

Employees

As of September 30, 2014, we have one part time employee.  Our Chief Executive Officer, Secretary/Chief Financial Officer provides service to us on an as-needed basis.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We do not own or lease any property.  We currently maintain our corporate office at 311 West Third Street, Suite 4001, Carson City, Nevada 89703.  We believe that this current office space is adequate for our current operations as our president also works oversees on other mining prospects and we do not anticipate that we will require any additional office space in the foreseeable future.

Silver Oasis Claims

Description, Location and Access

The Silver Oasis Claims are located on the Bureau of Land Management lands, Esmeralda County, Nevada, at Oasis Divide.  Accesses to the mining are accessed on dirt roads that are in fair condition.  A 4-wheeled drive vehicle is recommended.

Physiography

The Silver Oasis #1-#4 lode claims are located at the southern portion of the Silver Peak Mountains at Oasis Divide. The property occupies a northwest-southeast trending ridge that slopes gently to the southwest. The elevation ranges from 6800’ to 6980’ amsl. It contains arid, high-elevation vegetation predominantly of Pinion Pines, sagebrush and various cacti.

The Silver Oasis claims are located in the little-known Windypah mining district, a sub district of the Palmetto mining district. Historic workings are dotted throughout the claim block and consist of several small digs, shafts and prospects. Some shafts have been excavated to more than 10 feet deep and some have been timbered. A couple of two-track dirt roads help to gain access around the claims.

Geological Report

We have obtained a first phase geological report dated December 31, 2013 on the Silver Oasis Claims that was prepared by Advanced Geologic Exploration, Inc.  The geological report summarizes details of the Silver Oasis Claims and makes a recommendation for further exploration work.

Glossary

In this section, the following geological terms have the indicated meaning:

Argentite – a valuable silver ore consisting of silver sulfide.

Azurite – a blue mineral consisting of copper hydroxyl carbonate.

Barite – a yellow, white or colorless crystalline mineral of barium sulfate.

Breccia - a clastic sedimentary rock that is composed of large (over two millimeter diameter) angular fragments.

Calcite – a white or colorless mineral consisting of calcium carbonate.

Cerussite – a mineral consisting of lead carbonate that is an important source of lead.

Chalcocite – a dark grey mineral that is an important ore of copper.

Druzy quartz – a thin layer of quartz crystals covering the surface of a host stone.

Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

Igneous – having solidified from lava or magma.

Malachite – a bright green mineral consist of copper hydroxyl carbonate.

Monzonite - An igneous rock composed chiefly of plagioclase and orthoclase, with small amounts of other minerals.

Outcrop - An exposure of bedrock .

Pluton – A body of intrusive igneous rock.

Siderite – a yellowish to brownish, semi-hard mineral that is a valuable ore of iron.

Siliceous – of, containing, or like silica; growing in soil that has a large proportion of silica in it.

Smithsonite – a yellow, grey or green mineral consisting of zinc carbonate typically occurring as crusts or rounded masses.

Tertiary - from 63 million to 2 million years ago.

N
RANGE
Columbus
Salt Marsh
Coaldale
Blair Junction
Tonopah
Booker Mtn
Siebert Mtn
Mt Butler
Mt Butte
6096
7032
MOUNTAINS
Shine Wash
Lone Mtn
9108
Emigrant Peak
6790
Volcanic Hills
Weepah Hills
Paymaster Can
RIVER
1 N
Pinto Hill
34
35
36
37
38
39
40
41
42
43
Wildhorse Flat
MT DIABLO BASE LINE
The Monocline
1 S
NAL FOREST
Valley
SILVER
PEAK
RANGE
Fish Lake
Red Mtn
8957
Silverpeak
Clayton Valley
E S M E R A L D A
REESE
2
HILLS
Columbia Mtn.
Goldfield
Blackcap Mt
Piper Peak
9450
Dyer
Montezuma Peak
8376
RANGE
Mica Mtn
3
GOLDFIELD
MONTEZUMA
4
McAfee Cr
Wildhorse Cr
Cottonwood
Pk
Lode Claim Locations

Advanced Geologic Exploration, Inc.
Scientists of the Earth™

P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Silver Oasis
#1, #2, #3, #4
Lode Mining Claims

Lode Claim Regional Map	
4 Claim Blocks, 80 Ac.	T. 4S, R. 38E, Sec. 33
Esmeralda County, NV	Figure 1

N
Claim Blocks
Oasis Divide
4WD
POWERLINE
2287
2200
2000
Silver Peak Oasis Divide Rd.
1957
1750
1721
1600
1550
(1873)
T 4 S
T 5 S
R 36 E
R 37 E
R 38 E
31
6
23
36
ESMERALDA CO
MONO CO
Dyer 13 Miles NW
Hwy 266
Oasis
State Line Rd. turnoff

Advanced Geologic Exploration, Inc.
Scientists of the Earth™
P.O. Box 1956 • Chester • California • 96020
Tel: (530) 258-4228 • Fax: (530) 258-4339

Silver Oasis
#1, #2, #3, #4
Lode Mining Claims

Lode Claim Vicinity Map	
4 Claim Blocks, 80 Acres	T. 4S, R. 38E, Sec. 33
Esmeralda County, NV	Figure 2

Geological Setting and Mineralization

Geological mapping was not conducted for this Phase 1 exercise, however, research and observations noted general geological relationships. Rocks in the Oasis Divide area consist of a package of Cambrian sedimentary rocks of the Harkless Formation that have been intruded by plutonic rocks. The Harkless Formation is composed of interstratified quartzite, limey sandstone, sandy limestone and limestone, with occasional interbeds of siltstone. These rock types generally make good host rocks for mineralization. Bedding generally strikes northwest and parallel to the ridgeline, and dips steeply to the northeast. Folding is both local and regional. Although no large-scale faults were seen on the Silver Oasis claim block, a short distance away to the north is a large reverse fault that brings sedimentary rocks adjacent to the deep-seated plutonic rocks. The thickness of the sedimentary package at Oasis Divide is not well understood at this time but is believed to be on the order of several hundreds of feet or more.

Rocks of the Oasis Divide area have been intruded by the quartz monzonite Palmetto pluton. It is not exposed on the Silver Oasis claim block but as discussed above, outcrops occur a short distance away to the north. The intrusion was the driving source for the hydrothermal alterations and mineralization’s seen throughout the property and therefore, probably occurs at some depth below the sedimentary rocks.

Numerous small prospects, digs and shafts explore alterations around Oasis Divide. The Silver Oasis claim block was laid out to maximize the coverage of these prospects (Appendix 1, Figure. Several other prospects occur nearby and were not visited. Many of the historic workings are shallow or were excavated to a few tens of feet below the surface, and used native pinon pine tree trunks for structural support of the shafts. Representative photographs are presented in Appendix 1, Figures 8-12 and show various prospect pits and the associated hydrothermal alteration and mineralization.

Alterations generally consisted of either (1) strong iron oxide veining that is accompanied by quartz veining, or (2) a massive and multiple-phase quartz vein with visible precious or base metal mineralization. The quartz associated with the oxide veining is milky white and often shows several phases of brecciatation and remineralization (Appendix 1, Figure 11, Photographs 16 and 18. The iron oxides are impregnated with thin druzy quartz veinlets and remnant iron sulfides can be seen trapped within the siliceous matrix. Calcite, barite and siderite are among the gangue minerals. This is by far the most common alteration seen in the prospects. Several large siliceous iron oxide alteration haloes were observed on the claims but had no prospects. Some cinnabar may have been observed (Appendix 1, Figure 9, Photograph 10).

A massive quartz vein with visible base metal mineralization that was explored by early prospectors is located in the southeast corner of the Silver Oasis #2 claim. They exposed the vein that strikes north-northwest and dips steeply to the southwest. The length of the vein was not determined. Several phases of brecciation and remineralization were observed, giving the rocks a sugary texture with blue, green and gray-black appearance from the silver, copper and zinc minerals (Appendix 1, Figure 6 Photographs 4 and 5). Observed ore minerals were argentite, cerussite, malachite, azurite, smithsonite and chalcosite. The cerussite showed evidence of being leached and, therefore, silver assay values are expected be lower at the surface and should increase with depth.

Geochemical Results

The Phase 1 reconnaissance sampling included collecting representative samples. The visit was conducted on October 29, 2013 where upon eight samples were collected (PL 1-8 (Figure 6 – Sample Location Map). The PL 1-8 samples were submitted for assay to ALS Minerals in Reno, Nevada (Job No. RE13191822) and tested for gold (method: fire assay) and a suite of 51 other elements (method: acid digest). A summary of the results is presented in Table 1 and the Laboratory Certificates can be found in Appendix B.

Table 1
Silver Oasis #1-#4
Sample Description	Au ppm	Ag ppm	Cu ppm	Pb ppm	W ppm	Zn ppm
ALS Minerals
PL-1	0.043	0.16	2.4	10.4	1.33	15
PL-2	0.009	2.10	7.4	107.5	0.48	134
PL-3	0.003	0.14	55.3	129.0	1.10	125
PL-4	0.004	0.12	3.2	7.9	22.4	201
PL-5	0.006	5.04	199.5	315	14.75	32
PL-6	0.002	0.09	5.7	14.8	5.12	41
PL-7	0.009	4.93	520	24.1	3.64	89
PL-8	0.016	0.71	122.5	27.4	1.62	130

Exploration History

The Silver Oasis claims are located in the Windypah mining district. It is a small and little known district located between the much larger and very rich Silver Peak and Palmetto mining districts. Well-documented surface leaching of silver in the Silver Peak and Palmetto mining districts confused early prospectors and it was only after subsurface exploration was conducted that the rich silver veins were discovered.

Discovered in 1863, Silver Peak is one of the oldest mining districts in Nevada and has produced substantial amounts of silver, gold, and other minerals. The original Silver Peak District is divided into two sub-districts based on differences in economic geology: Red Mountain and Mineral Ridge. In the Red Mountain District, silver was produced from mid-Pliocene veins in Tertiary volcanic rocks (Nivloc, Mohawk, and Sixteen-to-One mines). The Nivloc Mine (discovered in 1907) ran a large-scale operation from 1937 to 1943 at a grade of 11 ounces-per-ton silver and 0.05 ounces-per-ton gold. The Mohawk (1920) produced during the 1950’s at an average grade of 22.5 ounces-per-ton silver. The Sixteen-to-One produced one million tons grading 8.0 opt silver and variable gold from 1982 to approximately 1985. A small operation has been running in the last few years by an unknown operator. The Mineral Ridge sub-district produced 629,000 ounces gold from quartz veins, masses, and disseminations through the 1930’s, mostly from the Mary and Drinkwater deposits.

A resurgence of mining activity has occurred at Silver Peak mining districts in recent years, which has brought strong attention back to the area. Historically, the Mineral Ridge Mine has produced over 575,000 ounces of gold. In January 2010, Golden Phoenix and Scorpio Gold entered into a joint venture agreement to begin commercial production at the Mineral Ridge Mine. Following a multi-phased 43,200-foot diamond drill program, the mine achieved full production status in January 2012 and has been operating since. Specifically exciting was the discovery of several satellite ore bodies that suggests the scope of mineralization is much larger than previous suspected.

The Windypah Mining District is at the northern part of the Palmetto mining district and Nevada Department of Minerals production records have historically combined the two districts. The mineral deposits are largely composed of silver, gold and lead and minor amounts of copper, zinc and tungsten. Most of the deposits are located in a 4-mile wide belt of vein-like structures near the Palmetto pluton known as the “Paymaster Zone”. The Silver Oasis claims are located at the northern end of this zone. The two prominent mines of the Palmetto mining district are the Palmetto and McNamara mines and although production records for the district are poor, the Palmetto Mine is said to have produced more than $6.5 million of silver. Palmetto Mine was owned by Golden Odyssey between 2006 and 2007, whereupon they conducted an exploratory drill program and produced a summary report that recommended advancement of the project. Currently, DSCL, LLC owns the Palmetto Mine and its mining status is unknown.

The Montana do Oro Claims are located between the Silver Peak and Palmetto mining districts in the smaller and little known Good Hope or White Wolf mining district. Well-documented surface leaching of silver in the Silver Peak and Palmetto mining districts confused early prospectors and it was only after subsurface exploration was conducted that the rich silver veins were discovered.

Discovered in 1863, Silver Peak is one of the oldest mining districts in Nevada and has produced substantial amounts of silver, gold, and other minerals. The original Silver Peak District is divided into two sub-districts based on differences in economic geology: Red Mountain and Mineral Ridge. In the Red Mountain sub-district, silver was produced from mid-Pliocene veins in Tertiary volcanic rocks (Nivloc, Mohawk, and Sixteen-to-One mines). The Nivloc (discovered in 1907) ran a large-scale operation from 1937 to 1943 at a grade of 11 ounces-per-ton silver and 0.05 ounces-per-ton gold. The Mohawk (1920) produced during the 1950’s at an average grade of 22.5 ounces-per-ton silver. The Sixteen-to-One produced one million tons grading 8.0 ounces-per-ton silver and variable gold from 1982 to approximately 1985. A small operation has been running in the last few years by an unknown operator. The Mineral Ridge sub-district produced 629,000 ounces gold from quartz veins, masses, and disseminations through the 1930’s, mostly from the Mary and Drinkwater deposits.

The Good Hope Mining District is a northern extension of the Palmetto mining district. The mineral deposits largely contain of silver, gold and lead and minor amounts of copper, zinc and tungsten. Most of the deposits are located in a 4-mile wide belt of vein-like structures near the Palmetto pluton known as the “Paymaster Zone”. The Montana do Oro Claims are located at the northern end of this zone. The two prominent mines of the Palmetto mining district are the Palmetto and McNamara mines and although production records for the district are poor, the Palmetto Mine is said to have produced more than $6.5 million of silver. Palmetto Mine was owned by Golden Odyssey between 2006 and 2007, whereupon they conducted an exploratory drill program and produced a summary report that recommended advancement of the project. DSCL, LLC currently owns the Palmetto Mine and its mining status is unknown.

There was no major ore production from the Good Hope mining district. Two small producing mines were the Good Hope and the Lookout. Both have moderate-sized ore dumps and waste piles, suggesting substantial depths to the underground workings. There are dozens of small prospects and digs throughout the district, some of which have been explored with a backhoe and/or bulldozer.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no public market for our Common Stock.  We intend to apply for the quoting of our common stock on the OTCBB.  However, there is no assurance that our common stock will be quoted on the OTCBB or, if quoted, that a public market will develop.

As of December 22, 2014, there were 35 holders of record of our common stock. As of such date, 169,400,000 shares of our common stock were issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Shares Issuable Upon Conversion of Convertible Debentures

We do not have any issued or outstanding convertible debentures or any other securities that are convertible into our Common Stock.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our S-1 Registration Statement, as well as in other documents we file with the Securities and Exchange Commission ("SEC ").

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

In addition to exploration costs of approximately $40,000, we will incur salary expenses for Mr. Stephenson of $24,000 for the year for a total of $64,000 for the year.  If we cannot afford to pay this salary it will be accrued.  In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees and complying with future SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $147,000.  With these expenditures and Mr. Stephenson’s education and experience the second phase of exploration will be completed and evaluated. Upon that evaluation a third phase of exploration could be recommended that could cost in the range of $50,000 - $100,000 and will delineate final drilling targets

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource or non-resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

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

We have had no operating revenues since our inception on January 29, 2013 through September 30, 2014, and have incurred operating expenses in the amount of $98,655 for the same period.  Our activities have been financed from the proceeds of share subscriptions and advances from related party.

Results of Operations

We did not earn any revenues during the year ended September 30, 2014 or the period ended September 30, 2013, nor for the period from inception through September 30, 2014.  We incurred operating expenses in the amount of $84,683 for the year ended September 30, 2014, compared to $13,972 for the period ended September 30, 2013.  The increase in general and administrative expenses during the year ended September 30, 2014 was the costs incurred in preparing and filing a registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $15,391, consisting of cash of $5,892 and prepaid deposits of $9,499 for a working capital deficit of $56,509, compared to total currents assets of $6,974 and working capital of $5,574 as of the period ended September 30, 2013.  Our liabilities consisted mostly of accounts payable and related party advances to us.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies

Critical accounting estimates were arrived at and considered on the basis of significant accounting policies applied as follows:

Summary of Significant Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Our financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

We comply with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities ” for our characterization of our company as exploration stage.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with ASC 930.  Mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  To date, we have not established any reserves on our mineral properties.

Income Taxes

We use the assets and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes ”.  Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our balance sheet and we have not recognized interest and/or penalties in our statement of operations.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the ASC 260, “Earnings Per Share ”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be antidilutive.

Emerging Growth Company

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen to take advantage of this extended transition period for complying with new or revised accounting standards and therefore the Company’s financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

PRESTON CORP.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

September 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Preston Corp.

(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Preston Corp. (the “Company”) as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2014 and for the periods from January 29, 2013 (inception) through September 30, 2013 and 2014. Preston Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preston Corp. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the year ended September 30, 2014 and for the periods from January 29, 2013 (inception) through September 30, 2013 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 22, 2014

PRESTON CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS

Current assets:
Cash	$ 5,892	$ 6,974

Prepaid deposits	9,499	-

Total currents assets	15,391	6,974

Capital assets:
Property and equipment	1,454	1,454

Total capital assets	1,454	1,454

Total assets	$ 16,845	$ 8,428

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Accounts payable - related party	$ 6,000	$ -

Advances - related party	65,900	1,400

Total current liabilities	71,900	1,400

Total liabilities	71,900	1,400

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares authorized,	169,400	98,000
169,400,000 and 98,000,000 shares issued and outstanding at
September 30, 2014 and 2013, respectively

Additional paid in capital	(125,800)	(77,000)

Deficit accumulated during the exploration stage	(98,655)	(13,972)

Total stockholders' equity (deficit)	(55,055)	7,028

Total liabilities and stockholders' equity (deficit)	$ 16,845	$ 8,428

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the year ended September 30, 2014 and the periods from

January 19, 2013 (inception) through September 30, 2013 and 2014

	Year ended	Inception through	Inception through
	September 30, 2014	September 30, 2013	September 30, 2014

Operating expenses:

Exploration	$ 1,320	$ 10,958	$ 12,278

General and administration	83,363	3,014	86,377

Total operating expenses	84,683	13,972	98,655

Net loss	$ (84,683)	$ (13,972)	$ (98,655)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	157,858,630	93,180,328

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the year ended September 30, 2014 and the periods from

January 19, 2013 (inception) through September 30, 2013 and 2014

	Year ended	Inception through	Inception through
	September 30, 2014	September 30, 2013	September 30, 2014

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (84,683)	$ (13,972)	$ (98,655)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Prepaid deposits	(9,499)	-	(9,499)

Accounts payable - related party	6,000	-	6,000

CASH FLOWS USED IN OPERATING	(88,182)	(13,972)	(102,154)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment	-	(1,454)	(1,454)

CASH FLOWS USED IN INVESTING	-	(1,454)	(1,454)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of
common stock	22,600	21,000	43,600

Proceeds from advances, related party	64,500	1,400	65,900

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	87,100	22,400	109,500

NET CHANGE IN CASH	(1,082)	6,974	5,892

Cash, beginning of period	6,974	-	-

Cash, end of period	$ 5,892	$ 6,974	$ 5,892

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-cash and Investing and
Financing activities:
Reclassification of par value from
APIC to Common Stock	$ 31,850	$ -	$ 31,850

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from January 19, 2013 (Inception) through September 30, 2014

	Common	stock		Deficit
			Additional	accumulated
			paid-in	during the
	Shares	Amount	capital	exploration stage	Total

Issuance of common
stock for cash	98,000,000	$ 98,000	$ (77,000)	$ -	$ 21,000

Net loss				(13,972)	(13,972)

Balance, September 30, 2013	98,000,000	98,000	(77,000)	(13,972)	7,028

Issuance of common
stock for cash	39,550,000	39,550	(16,950)	-	22,600

Reclassification of par value	31,850,000	31,850	(31,850)	-	-

Net loss	-	-	-	(84,683)	(84,683)

Balance, September 30, 2014	169,400,000	$ 169,400	$ (125,800)	$ (98,655)	$ (55,055)

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

Note 1

Basis of Presentation

The Company was incorporated in the State of Nevada on January 29, 2013. The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $98,655 since its inception, has working capital deficit of $56,509, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes.  Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Statement No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as an exploration stage.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Furniture and equipment

3 – 7 years

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the accompanying financial statements.

Note 3

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2014, the advances totaled $65,900.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $6,000 and $0 at September 30, 2014 and 2013, respectively.

	Year ended September 30, 2014	Year ended September 30, 2013

Management fees	$ 24,000	$ -

Note 4

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30, 2014	September 30, 2013
	$	$
Deferred tax asset attributable to:
Net operating loss	28,000	4,700
Valuation allowance	(28,000)	(4,700)
Net	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2014	September 30 2013
	$	$
Refund attributable to operating loss	33,000	4,700
Valuation allowance	(33,000)	(4,700)
Net provision	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At September 30, 2014 the Company has net operating loss carry forwards, which expire commencing in 2033, totaling approximately $98,000, the benefit of which has not been recorded in the financial statements.

Note 5

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information about our sole director and officer

Name	Age	Position and office Presently Held	Director Since

Laurence Stephenson	65	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	January 2013

Biographical Information

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Laurence Stephenson has served as our Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer and has been a director since our inception in January 2013. Mr. Stephenson has a long history in the mining industry.  Since 2001, Mr. Stephenson was involved in the re-organization of Sutcliffe Resources Inc., a company listed on the Toronto Venture Stock Exchange in Canada, which subsequently raised $55 million for projects in Russia.

In addition, to working with Sutcliffe Resources Inc. (2001-2008) he worked with several associated Junior mineral exploration and development companies in the Senior Geologist Manager role including Consolidated Goldwin Ventures (now WestKam Gold Inc), Sidon International Resources (now Cameo Resources Ltd.) and Douglas Lake Minerals Inc(now Handeni Gold Inc) directing exploration for the companies throughout Canada, the United States, and throughout the world (South America; Africa and Australia including Diamond Projects in NWT, copper platinum in Ungava Project, Northern Canada copper in Dolly Varden Property of eastern Nevada, USA, gold in Kamloops British Columbia, Canada gold in Tanzania and gold and Diamonds in Brazil).

In 2006-2010, he was the lead geologist promoter to successfully bring Kokanee Minerals to full trading status on the TSX – Venture Exchange (2010) and subsequently developed the project in Tanzania that raised $7.5 million for exploration.

Mr. Stephenson as a professional engineer, registered in British Columbia is responsible for directing and ensuring that all operations are conducted in a workman like way and comply with regulatory rules.

Mr. Stephenson, P.Eng M.B.A. served as the President of Jaxon Minerals Inc. from November 2008 to April 2012 and its Chief Executive Officer until April 2, 2012. Since then he has maintained his involvement with GeoFin Inc., a private consulting company owned by Mr. Stephenson, where he offers consulting services to the exploration industry and assists in both financial planning for exploration companies and developing them to their full potential.

He is registered as a Professional Engineer and obtained such designation in 2002 from the APEGBC, or Association of Professional Engineers and Geologists, British Columbia and in 1981 from the Association of Professional Engineers of Ontario. He graduated from Oakwood Collegiate Institute in 1967 with a senior matriculation. He graduated from Carlton University in Ottawa, Ontario in 1975 with a Bachelor of Science Degree in Geology. Mr. Stephenson has a Bachelor of Science in geology (1975) from Carleton University in Ottawa, Ontario, Canada and a Master of Business Administration (1985) from York University in Toronto, Canada.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, during the past ten years, none of the following occurred with respect to our sole director and executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed in accordance with our bylaws.  Our officers are appointed by our board of directors and at the discretion of the board.

Significant Employees

We have no significant employees other than our sole officer and director described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.  As such, Mr. Stephenson, sitting as the board of Directors, acts in those capacities.

Audit Committee Financial Expert

We do not have an “audit committee financial expert “.  We believe that the cost related to retaining such a financial expert at this time is prohibitive.  Further, because we are in the exploration stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors consisting of only one director who oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors will hold occasional meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers or directors, sole executive officer, by any person for all services rendered in all capacities to us for the fiscal period from our inception on January 29, 2013 to September 30, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence Stephenson, President, CEO, Secretary and CFO	2014 2013 (1)	24,000 0	0 0	0 0	0 0	0 0	0 0	0 0	24,000 0

(1)

Period from date of inception on January 29, 2013 to September 30, 2013.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to our executive officer named in the Summary Compensation Table for the period from inception through September 30, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised since inception through September 30, 2014 by our executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company has no written employment agreements with its sole officer and director. Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. This is a month to month “at will” agreement and may be terminated at any time by us without any liability to our Company for such termination. There are no other terms or conditions relating to the employment of Mr. Stephenson.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of December 22, 2014 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) our sole director and executive officer, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 22, 2014, 169,400,000 shares of common stock were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	Laurence Stephenson	98,000,000	57.8%
Common stock	All officers and directors as a group (1)	98,000,000	57.8%

(1)

The address for the beneficial owners identified is 311 West Third Street, Suite 4001, Carson City, NV 89703

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoter, Laurence Stephenson;

•

Any member of the immediate family of any of the foregoing persons, except as follows:

(a)

our President, promoter and director, Laurence Stephenson:

(i)

advanced the sum of $65,900 in related party advances as of September 30, 2014.

(ii)

was issued 98,000,000 common shares for $2,800 of cash consideration upon formation of the Company in January 2013.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2014 and for the period ended September 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2014 $	September 30, 2013 $
Audit Fees	8,500	6,480
Audit Related Fees	7,130	-
Tax Fees	-	-
All Other Fees	-	-
Total	15,630	6,480

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements:

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation and Amendment of the Registrant.
Exhibit 3.2	Bylaws of the Registrant
Exhibit 31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Laurence Stephenson (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Laurence Stephenson (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 101**	Interactive Data File (Form 10-K for the year ended September 30, 2014 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTON CORP.
(Registrant)
Dated:	December 22, 2014	/s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	December 22, 2014	/s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

26