Form 10-Q
period 2014-12-31
PRESTON CORP.
filed 2015-02-02
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2014

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 169,400,000 shares of $0.001 par value common stock outstanding as of January 28, 2015.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

 (Unaudited)

ASSETS
	December 31, 2014	September 30, 2014

Current assets:

Cash	$ 3,848	$ 5,892

Prepaid deposits	9,474	9,499

Total current assets	13,322	15,391

Capital assets:
Computer	1,454	1,454

Total capital assets	1,454	1,454

Total assets	$ 14,776	$ 16,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 464	$ -

Accounts payable – related party	9,000	6,000

Advances	11,000	-

Advances – related party	65,900	65,900

Total current liabilities	86,364	71,900

Total liabilities	86,364	71,900

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000 shares authorized,
169,400,000 shares issued and outstanding at
December 31, 2014 and September 30, 2014, respectively	169,400	169,400

Additional paid in capital	(125,800)	(125,800)

Accumulated deficit	(115,188)	(98,655)

Total stockholders' deficit	(71,588)	(55,055)

Total liabilities and stockholders' deficit	$ 14,776	$ 16,845

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three months ended December 31, 2014 and 2013

(Unaudited)

	Three months ended	Three months ended
	December 31, 2014	December 31, 2013

Operating expenses:

Exploration	$ -	$ -

General and administration	16,533	10,746

Total operating expenses	16,533	10,746

Net loss	$ (16,533)	$ (10,746)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	169,400,000	123,610,870

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2014 and 2013

(Unaudited)

	Three months ended	Three months ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (16,533)	$ (10,746)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Prepaid deposits	25	(7,500)

Accounts payable	464	-

Accounts payable - related party	3,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(13,044)	(18,246)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	-	22,600

Proceeds from advances	11,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,000	22,600

NET CHANGE IN CASH	(2,044)	4,354

Cash, beginning of period	5,892	6,974

Cash, end of period	$ 3,848	$ 11,328

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and Investing and Financing activities:
Reclassification of par value from
APIC to Common Stock	$ -	$ 31,850

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Preston Corp. (“Preston” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014, as reported in the Form 10-K of the Company, have been omitted.

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

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (January 19, 2013) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $115,188 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advances

During the period ended December 31, 2014, the Company received advances in an aggregate of $11,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2014, the advances totaled $11,000.

Note 4

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2014, the advances totaled $65,900.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $9,000 and $6,000 at December 31, 2014 and September 30, 2014, respectively.

	Three months ended December 31, 2014	Three months ended December 31, 2013

Management fees	$ 6,000	$ 4,000

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

We have had no operating revenues since our inception on January 29, 2013 through December 31, 2014, and have incurred operating expenses in the amount of $115,188 for the same period.  Our activities have been financed from the proceeds of share subscriptions, advances, and advances from related party.

Results of Operations for Periods Ending December 31, 2014 and December 31, 2013

We did not earn any revenues during the three month periods ending December 31, 2014 and 2013.  We incurred operating expenses in the amount of $16,533 for the three months ended December 31, 2014, compared to $10,746 for the three months ended December 31, 2013.  The increase in general and administrative expenses during the three months ended December 31, 2014 was the costs incurred in preparing and filing an annual report with the Securities and Exchange Commission and management fees charged by the President of the Company.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $13,322, consisting of cash of $3,848 and prepaid deposits of $9,474 for a working capital deficit of $73,042, compared to total currents assets of $15,391 and working capital deficiency of $56,509 as of the year ended September 30, 2014.  Our liabilities consisted mostly of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

We did not issue any securities during the quarter ended December 31, 2014.

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

DATED:   January 28, 2015

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)