Form 10-Q
period 2015-03-31
PRESTON CORP.
filed 2015-05-15
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2015

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,400,000 shares of $0.001 par value common stock outstanding as of May 15, 2015.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

 (Unaudited)

ASSETS

	March 31, 2015	September 30, 2014
Current assets:
Cash	$ 6,015	$ 5,892

Prepaid deposits	9,474	9,499

Total currents assets	15,489	15,391

Computer	1,454	1,454

Mining license	61,000	-
Total assets	$ 77,943	$ 16,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable - related party	$ 15,000	$ 6,000
Advances	24,800	-
Advances - related party	65,900	65,900

Total current liabilities	105,700	71,900

Total liabilities	105,700	71,900

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000 shares authorized, 500,000 and 0 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	500	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 72,400,000 and 169,400,000 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	72,400	169,400

Additional paid in capital	31,700	(125,800)

Accumulated deficit	(132,357)	(98,655)

Total stockholders' deficit	(27,757)	(55,055)

Total liabilities and stockholders' deficit	$ 77,943	$ 16,845

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2015 and 2014

(Unaudited)

	Three months	Three months	Six months	Six months
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Operating expenses:

Exploration	$ -	$ -	$ -	$ -

General and administration	17,169	19,835	33,702	30,581

Total operating expenses	17,169	19,835	33,702	30,581

Net loss	$ (17,169)	$ (19,835)	$ (33,702)	$ (30,581)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	116,588,889	169,400,000	143,284,615	146,253,846

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2015 and 2014

(Unaudited)

	Six months ended	Six months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (33,702)	$ (30,581)

Adjustment to reconcile net loss to cash used in operating
activities:

Net change in:

Prepaid deposits	25	(7,500)
Accounts payable	-	42
Accounts payable - related party	9,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES:	(24,677)	(38,039)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-

CASH FLOWS USED IN INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	-	22,600
Proceeds from advances, related party	-	40,000
Proceeds from advances	24,800	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	24,800	62,600

NET CHANGE IN CASH	123	24,561

Cash, beginning of period	5,892	6,974

Cash, end of period	$ 6,015	$ 31,535

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and Investing and financing activities:

Reclassification of par value from APIC to Common Stock	$ -	$ 31,850
Preferred stock issued for mining license	$ 61,000	$ -
Return and cancellation of common stock	$ 97,000	$ -

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
NOTES TO THE FINANCIAL STATEMENTS

March 31, 2015

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $132,357 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Mining License

On January 27, 2015, pursuant to a License Purchase Agreement, the Company acquired all of the right, title and interest in and to a license to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the “License”). The License was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of the Company’s Series A Convertible Preferred Stock (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, the President, director and majority shareholder of the Company. The purchase price of the mining license was $61,000. The Purchase Price was determined based on the historical renewal fees paid to maintain the mining license.

Note 4

Advances

During the period ended March 31, 2015, the Company received advances in an aggregate of $24,800. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2015, the advances totaled $24,800.

Note 5

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2015, the advances totaled $65,900.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $15,000 and $6,000 at March 31, 2015 and September 30, 2014, respectively.

	Six months ended March 31, 2015	Six months ended March 31, 2014

Management fees	$ 12,000	$ 8,000

Note 6

Equity Transactions

On December 29, 2014, we filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amended the Article 3 of the Company’s Articles of Incorporation to: authorize the issuance of up to five million (5,000,000) shares of Preferred Stock, par value $0.001 per share, of which the voting and other powers, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the shares of such series shall be determined by the Board of Directors. As a result of the Certificate of Amendment, we now have two hundred and five million (205,000,000) authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is two hundred million (200,000,000) shares and the total number of shares of Preferred Stock that we have authority to issue is five million (5,000,000) shares.

On January 7, 2015, pursuant to Article 3 of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Convertible Preferred Stock (“Series A Preferred Stock”), consisting of five hundred thousand (500,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock may convert their shares into shares of our common stock on the basis of one (1) share of common stock for every one (1) share of Series A Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 200 votes for each share of Series A Preferred Stock held.

On January 30, 2015, we issued a total of 500,000 shares of our newly designated Series A Convertible Preferred Stock to AFGF (Tanzania) Ltd., a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President, in exchange for the acquisition of a License to develop and mine for gold on property located in Tanzania.

On February 10, 2015, Laurence Stephenson, President of the Company, returned 97,000,000 shares of common stock. The Company immediately cancelled the returned shares.

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

General

We are an “exploration stage” company that has not realized any revenues to date.   Our business is the acquisition and exploration of mining properties with the objective of identifying potential gold and silver ore deposits.

We have commenced an exploration program on our mineral lease located in Esmeralda County, Nevada, at Oasis Divide, Nevada.  On November 15, 2013, we acquired four federal lode mining claims in the Oasis Divide area of Esmeralda County in Nevada, known as the Silver Oasis #1- #4 (the “Silver Oasis Claims”).

On January 27, 2015, pursuant to a License Purchase Agreement, we acquired all of the right, title and interest in and to a license to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the “Handeni License”). The Handeni License was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of the Company’s Series A Preferred Stock referred to below (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President, director and majority shareholder. Our Board reviewed the transaction, and Mr. Stephenson abstaining from voting, the transaction was approved.  Our Board believes that the Purchase Price for this acquisition was fair and reasonable and at or below the fair market price that an independent third party would pay. Our Board further believes that this acquisition is in the best interests of both our company and our shareholders.

On December 29, 2014, we filed an Amendment to our Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amended the Article 3 of our Articles of Incorporation to: authorize the issuance of up to five million (5,000,000) shares of Preferred Stock, par value $0.001 per share, of which the voting and other powers, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the shares of such series shall be determined by the Board of Directors. As a result of the Certificate of Amendment, we now have two hundred and five million (205,000,000) authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is two hundred million (200,000,000) shares and the total number of shares of Preferred Stock that we have authority to issue is five million (5,000,000) shares. Our Board of Directors and a majority of our shareholders approved the Certificate of Amendment.

On January 7, 2015, pursuant to Article 3 of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Convertible Preferred Stock (“Series A Preferred Stock”), consisting of five hundred thousand (500,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock may convert their shares into shares of our common stock on the basis of one share of common stock for every one share of Series A Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 200 votes for each share of Series A Preferred Stock held.

Plan of Operation

We have completed the first phase of the recommended exploration program on our Silver Oasis claims.  The program was finalized in December 2013 by our geologist, Charles P. Watson, President of Advanced Geologic Exploration, Inc.  The first phase cost $9,000, which included the staking of the property.  The exploration program was recommended by our geologist Advanced Geologic Exploration, Inc., in its Phase 1 Reconnaissance Sampling Report dated December 31, 2013, based on his evaluation of the property, its history and the surrounding geological setting.  Our primary focus is in the exploration of silver deposits.  The geographical area in and around our claims have shown strong silver and base metal mineralization.  Further exploration is required.  Whether or not we will discover commercially viable mineral deposits will depend on this further exploration.

Our plan of operation is to continue exploration work on the Silver Oasis Claims.  We have not as yet determined our plans for exploration work on the Handeni License.  There is no assurance that an economic mineral deposit exists on the Silver Oasis Claims or Handeni License.  Even if we complete our proposed exploration program on the Silver Oasis Claims or any exploration program on the Handeni License and we are successful in identifying a mineral deposit, we would have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

The Phase 1 reconnaissance exploration and sampling program results from the Silver Oasis Claims are very encouraging and suggest that high-grade silver mineralization could occur at depth.  The “Paymaster Zone” of the Palmetto mining district is noted for high-grade silver veins and considering the Silver Oasis claims are located at the north end of that zone, it is likely that these results are indicative of a “sleeper” silver deposit.  Moreover, the association of silver mineralization in both the massive quartz vein and iron oxide mineralization suites indicates that the complex ore genesis contained elevated silver throughout its processes. Coupled with the base metal counterparts and the large spatial distributions of the alteration haloes, the Silver Oasis claims have an excellent potential for economic silver deposit.

Other base metal mineralization, such as copper, lead, zinc and tungsten, is observed in nearly every sample and suggests that a complex poly-metallic ore geneses.  This high-grade mineralization is consistent with other accounts from other mines found in the mining district.

Our plan of operation for the next twelve months is to carry out the second phase of the recommended exploration program on the Silver Oasis Claims and assess the Handeni License for a potential exploration program.  The Silver Oasis Claim program may consist of acquiring additional prospects contiguous to the Silver Oasis Claims and sampling, assaying those claims, as well as geological mapping, a detailed rock sampling program and map and sample underground workings for future drill targets.  Phase 2 is estimated to cost between $30,000 and $40,000, which we plan to carry out when financing allows.  The exploration program was recommended by Advanced Geologic Exploration, Inc., in its geological report dated December 31, 2013, based on their evaluation of the property, its history and the surrounding geological setting.

We will require additional funding in order to proceed with additional exploration on Silver Oasis Claims and any exploration program we may undertake on the Handeni License.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

In addition to exploration costs of approximately $40,000 for the Silver Oasis Claims, we will incur salary expenses for Mr. Stephenson of $24,000 for a total of $64,000 for the year.  If we cannot afford to pay this salary it will be accrued.  In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees and complying with future SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $147,000.  With these expenditures and Mr. Stephenson’s education and experience the second phase of exploration will be completed and evaluated. Upon that evaluation a third phase of exploration could be recommended that could cost in the range of $50,000 - $100,000 and will delineate final drilling targets   We cannot at this time estimate the cost of an exploration program on the Handeni License.

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

We have had no operating revenues during the three and six months ended March 31, 2015, and have incurred operating expenses in the amount of $17,169 and $33,702, respectively, for the same period.  Our activities have been financed from the proceeds of share subscriptions, advances, and advances from related party.

Results of Operations for Three and Six Months Ending March 31, 2015 and March 31, 2014

We did not earn any revenues during the three or six month periods ending March 31, 2015 and 2014.  We incurred operating expenses in the amount of $17,169 and $33,702, respectively, for the three and six months ended March 31, 2015, compared to $19,835 and $30,581, respectively, for the three and six months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $15,489, consisting of cash of $6,015 and prepaid deposits of $9,474 for a working capital deficit of $90,211, compared to total currents assets of $15,391 and working capital deficit of $56,509 as of the year ended September 30, 2014.  Our liabilities consisted mostly of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2015, we issued a total of 500,000 shares of our newly designated Series A Convertible Preferred Stock to AFGF (Tanzania) Ltd., a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President, in exchange for the acquisition of a License to develop and mine for gold on property located in Tanzania.  For further information please see our Form 8-K filed with the SEC on February 4, 2015 which is incorporated by reference herein.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 15, 2015

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)