Form 10-Q
period 2015-06-30
PRESTON CORP.
filed 2015-07-24
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2015

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-193967

PRESTON CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-4474279
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

311 West Third Street, Suite 4001
Carson City, NV	89703
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(775) 345-3449
----------------------------

(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,400,000 shares of $0.001 par value common stock outstanding as of July 24, 2015.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

June 30, 2015 and September 30, 2014

(Unaudited)

ASSETS
	June 30, 2015	September 30, 2014

Current assets:

Cash	$ 8,133	$ 5,892
Prepaid deposits	9,474	9,499

Total current assets	17,607	15,391

Capital assets:

Computer	1,454	1,454
Mining license	61,000	-

Total capital assets	62,454	1,454

Total assets	$ 80,061	$ 16,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable – related party	$ 20,000	$ 6,000
Advances	34,800	-
Advances - related party	65,900	65,900

Total current liabilities	120,700	71,900

Total liabilities	120,700	71,900

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000 shares authorized,
500,000 and 0 shares issued and outstanding at June 30, 2015 and
September 30, 2014, respectively	500	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
72,400,000 and 169,400,000 shares issued and outstanding at
June 30, 2015 and September 30, 2014, respectively	72,400	169,400

Additional paid in capital	31,700	(125,800)

Accumulated deficit	(145,239)	(98,655)

Total stockholders' deficit	(40,639)	(55,055)

Total liabilities and stockholders' deficit	$ 80,061	$ 16,845

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2015 and 2014

(Unaudited)

	Three months	Three months	Nine months	Nine months
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Operating expenses:

Exploration	$ -	$ -	$ -	$ -
General and administration	12,882	28,698	46,584	59,279

Total operating expenses	12,882	28,698	46,584	59,279

Net loss	$ (12,882)	$ (28,698)	$ (46,584)	$ (59,279)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	72,400,000	169,400,000	119,656,410	153,969,231

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2015 and 2014

(Unaudited)

	Nine months	Nine months
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (46,584)	$ (59,279)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Prepaid deposits	25	(7,500)
Accounts payable – related party	14,000	6,000

CASH FLOWS USED IN OPERATING ACTIVITIES:	(32,559)	(60,779)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-

CASH FLOWS USED IN INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	-	22,600
Proceeds from advances	34,800	-
Proceeds from advances, related party	-	40,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	34,800	62,600

NET CHANGE IN CASH	2,241	1,821

Cash, beginning of period	5,892	6,974

Cash, end of period	$ 8,133	$ 8,795

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and Investing and Financing activities:
Reclassification of par value from APIC to Common Stock	$ -	$ 31,850

Preferred stock issued for mining license	$ 61,000	$ -

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $145,239 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4

Advances

During the period ended June 30, 2015, the Company received advances in an aggregate of $34,800. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2015, the advances totaled $34,800.

Note 5

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2015, the advances totaled $65,900.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $20,000 and $6,000 at June 30, 2015 and September 30, 2014, respectively.

	Nine months ended June 30, 2015	Nine months ended June 30, 2014

Management fees	$ 18,000	$ 17,000

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

Note 6

Equity Transactions (continued)

On January 30, 2015, we issued a total of 500,000 shares of our newly designated Series A Convertible Preferred Stock to AFGF (Tanziania) Ltd., a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President, in exchange for the acquisition of a License to develop and mine for gold on property located in Tanzania.

On February 10, 2015, Laurence Stephenson, President of the Company, returned 97,000,000 shares of common stock. The Company immediately cancelled the returned shares.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

We have had no operating revenues during the three and nine months ended June 30, 2015, and have incurred operating expenses in the amount of $12,882 and $46,584, respectively, for the same period.  Our activities have been financed from the proceeds of share subscriptions, advances, and advances from related party.

Results of Operations for Periods Ending June 30, 2015 and June 30, 2014

We did not earn any revenues during the three or nine month periods ending June 30, 2015 and 2014.  We incurred operating expenses in the amount of $12,882 and $46,584, for the three and nine months ended June 30, 2015, respectively, compared to $28,698 and $59,279 for the three and nine months ended June 30, 2014, respectively.  The increase in general and administrative expenses during the three and nine months ended June 30, 2014 was due to the costs incurred in preparing and filing a registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $17,607, consisting of cash of $8,133 and prepaid deposits of $9,474 for a working capital deficit of $103,093, compared to total currents assets of $15,391 and working capital deficit of $56,509 as of the year ended September 30, 2014.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended June 30, 2015.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

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

DATED:   July 24, 2015

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)