Form 10-K
period 2015-09-30
PRESTON CORP.
filed 2015-12-29
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2015
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-193967

PRESTON CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-4474279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West Third Street, Suite 4001, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(775) 345-3449

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $150,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
72,400,000 shares of $0.001 par value common stock outstanding as of December 29, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

12

Item 6.

Selected Financial Data

13

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 8.

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

17

Item 9A.

Controls and Procedures

17

Item 9B.

Other Information

18

Item 10.

Directors, Executive Officers and Corporate Governance

18

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

21

Item 13.

Certain Relationships and Related Transactions, and Director Independence

22

Item 14.

Principal Accounting Fees and Services

22

Item 15.

Exhibits, Financial Statement Schedules

23

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" means Preston Corp., unless otherwise stated.

General Overview

We are an exploration stage company that has not realized any revenues to date.  From our inception (January 29, 2013) through September 30, 2015, we have accumulated a net loss of $156,069.

We were incorporated in the State of Nevada on January 29, 2013.  On January 22, 2014, we effected a forward stock split of our common shares at a ratio of 35 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 4,840,000 common shares before the split and there were 169,400,000 common shares after the split. On February 10, 2015, Laurence Stephenson, our President and Chief Executive Officer, returned 97,000,000 shares of common stock, which we immediately cancelled.

On December 29, 2014, we filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amended Article 3 of our Articles of Incorporation to: authorize the issuance of up to five million (5,000,000) shares of Preferred Stock, par value $0.001 per share, of which the voting and other powers, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the shares of such series shall be determined by the Board of Directors. As a result of the Certificate of Amendment, we now have 205,000,000 authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is 200,000,000 shares and the total number of shares of Preferred Stock that we have authority to issue is 5,000,000 shares.

On January 7, 2015, pursuant to Article 3 of our Articles of Incorporation, the Board of Directors voted to designate a class of preferred stock entitled Series A Convertible Preferred Stock (“Series A Preferred Stock”), consisting of 500,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock may convert their shares into shares of our common stock on the basis of one share of common stock for every one share of Series A Preferred Stock converted. Holders are further entitled to vote together with the holders of the common stock on all matters submitted to shareholders at a rate of 200 votes for each share of Series A Preferred Stock held.

On January 30, 2015, we issued a total of 500,000 shares of the newly designated Series A Convertible Preferred Stock to AFGF (Tanziania) Ltd. (“AFGF”), a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President and Chief Executive Officer, in exchange for the acquisition of a license to develop and mine for gold on property located in Tanzania.

Our corporate and mailing address is 311 West Third Street, Suite 4001, Carson City, Nevada, 89703 and our telephone number is (775) 345-3449.

Our business is the acquisition and exploration of mining properties located in the Tanzania, with the objective of identifying potential gold and silver ore deposits.  On January 27, 2015, we acquired all of the right, title and interest in and to the Mid-Green Hills Prospecting License Property Application on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the “Mid-Green Hills Property”). The Mid-Green Hills Property was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of our Series A Convertible Preferred Stock (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President and Chief Executive Officer.

We have not to date carried out any exploration work on the Mid-Green Hills Property.  Currently we do not know of any commercially viable mineral deposits existing on the Mid-Green Hills Property.  Mineral property exploration is typically conducted in phases.  A two phase exploration program has been recommended by our geologist Craig Alford, P. Geo., in his Mid-Green Hills Property, Handeni District, Tanzania Report dated October 19, 2014 (the “Geological Report”), based on his evaluation of the property, its history and the surrounding the property has shown potential gold mineralization. Further exploration is required.  Whether or not we will discover commercially viable mineral deposits will depend on this further exploration.

Our independent geologist is Craig Alford, P. Geo.

If our exploration program is not successful or if insufficient funds are available to carry out such exploration program, then we will not be able to execute our business plan.

Current Business

Properties

Background and History

On January 27, 2015, pursuant to a License Purchase Agreement, we acquired all of the right, title and interest in and to the Mid-Green Hills Prospecting License Property Application on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the “Mid-Green Hills Property”). The Mid-Green Hills Property was acquired from AFGF for 500,000 shares of our Series A Convertible Preferred Stock (the “Purchase Price”). The purchase price was $61,000, which was determined based on the historical renewal fees paid to maintain the mining license.

A Prospecting License (“PL”) grants exclusive exploration rights over an area not exceeding 200 km² for a period of three years. Annual work expenditures are $300/km² for the initial 3-year period. Annual land rents are $20/km² for the initial 3-year period. Quarterly reporting of exploration activities is required but no other permitting to conduct exploration is required.

Surface rights are not part of a mineral license and agreement should be made with the lawful occupiers of land and their written consent obtained to carry /out mining or prospecting operations.

From sources, considered reliable, the PL application has been recommended by the Ministry of Mines and AFGF is initiating the issuance of the PL. The PL has not yet been issued.

The Geological Report includes a recommended two phase exploration program to define targets with potential for mining.  The initial phase, estimated to cost $200,000 is aimed at defining drill targets and includes geological and geochemical surveys, trenching or pitting.  The second phase will consist of exploration and delineation drilling, geological, geochemical and geophysical surveys, larger scale surface mining/bulk sampling, resource estimation and a Preliminary Economic Assessment, at an estimated cost of $5 Million.

The Mid-Green Hills Property is located along a ridge that has showings to the south associated with the trend of rocks hosting the 2005 gold rush that led to the discovery of Canaco’s Magambazi Deposit which is located on the adjacent property to the east. The property has not been effectively explored and is in an area that has seen a recent discover from much the same techniques that have been used to date on this property.

The author of the Geological Report opined that the Mid-Green Hills Property is a significant property of merit and provides a very attractive exploration prospect for precious metal mineralization. The property is located on similar stratigraphy that hosts the area’s most recent gold discovery in Tanzania, and also was initially found by local miners.  Preliminary exploration and research has identified the high potential of the geological setting of this property.  He recommended detailed exploration to evaluate the property including ascertaining the various rock units and detailed mapping, rock and soil geochemistry and geophysics, and stated that it is apparent that the geology of the rocks presently being explored represents a unique situation: an existing mine model, superb access and a good base information in a very active geological region worthy of closer examination and further work is warranted.

Plan for Mid-Green Hills Property

A two phase exploration program has been recommended in the Geological Report.  It has been recommended that the identified placer in the drainages be revisited and the whole area be investigated by collecting soil and rock samples especially in areas of identified showings.

Magnetometer surveying and VLF surveying is suggested to aid in the interpretation of the geology prior to drilling. Phase II is contingent on Phase I results being positive.

PHASE 1 RECOMMENDED PROGRAM
1.	Geological Mapping	$ 50,000
2.	Geochemical soil Sampling	$ 50,000
3.	Trenching and rock sampling	$ 60,000
4.	Contingency travel etc.	$ 40,000
	TOTAL PHASE 1	$ 200,000

PHASE II RECOMMENDED PROGRAM
1.	Geology	$ 250,000
2.	Geochemistry	$ 150,000
3.	Geophysics	$ 100,000
4.	Drilling 10000m @ $150/meter	$ 1,500,000
5.	Test Pit / Bulk Sample - Large Scale	$ 2,000,000
6.	Assaying 5000 @ $75	$ 375,000
7.	Support, Logistical and Operational, Travel and Supplies	$ 350,000
8.	Resource Estimation and Preliminary Economic Analysis	$ 275,000
	TOTAL PHASE II	$ 5,000,000

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to us as described below.   The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,184 during the past sixty days.  This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Tanzania.

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

Surface rights are not part of a mineral license and agreement should be made with the lawful occupiers of land and their written consent obtained to carry /out mining or prospecting operations.

From sources, considered reliable, the PL application has been recommended by the Ministry of Mines and AFGF is initiating the issuance of the PL. The PL has not yet been issued.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in Tanzania from a variety of suppliers.

Research and Development Expenditures

We have not incurred any research or development expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own any patents or trademarks.

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold companies in the public stock market.  All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near our Mid-Green Hills Property.  Most of our competitors have greater exploration, production, and capital resources than we do, and are able to compete more effectively in any of these areas.  Our inability to secure capital to fund exploration and possible future production capacity, would establish a competitive cost disadvantage in the marketplace, which would have a material adverse effect on our operations and potential profitability.

Employees

As of September 30, 2015, we did not have any employees.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We do not own or lease any property.  We currently maintain our corporate office at 311 West Third Street, Suite 4001, Carson City, Nevada 89703.  We believe that this current office space is adequate for our current operations as our President and Chief Executive Officer also works oversees on other mining prospects and we do not anticipate that we will require any additional office space in the foreseeable future.

Mid-Green Hills Property

Geological Report

The Geological Report, which is summarized below, provides details of the Mid-Green Hills Property and makes a recommendation for a two phase exploration program.

Glossary

In this section, the following geological terms have the indicated meaning:

Arkoses  - a sandstone that contains at least 25% feldspar; easily recognized because the feldspar grains are typically pink and angular in shape.

Biotite  - a black, dark brown, or greenish black variety of mica, occurring in many igneous and metamorphic rocks.

Gneiss - a coarse-grained, foliated rock produced by regional metamorphism. The mineral grains within gneiss are elongated due to pressure, and the rock has a compositional banding due to chemical activity.

Carbonatites - intrusive or extrusive igneous rocks defined by mineralogic composition consisting of greater than 50 percent carbonate minerals.

Conglomerate – a clastic sedimentary rock that contains rounded pebble-size particles (greater than two millimeters in diameter).

Porphyries  - an igneous rock consisting of large-grained crystals such as feldspar or quartz dispersed in a fine-grained feldspathic matrix or groundmass.

Granitoid - a variety of coarse grained plutonic rock similar to granite which mineralogically is composed predominantly of feldspar and quartz.

Hypabyssal  - an intrusive igneous rock that is emplaced at medium to shallow depths within the crust, and has intermediate grain size and often porphyritic texture between that of volcanic and plutonic rocks.

Lamprophyres - uncommon, small volume ultrapotassic igneous rocks primarily occurring as dikes, lopoliths, laccoliths, stocks and small intrusions.

Massifs - a compact group of mountains, especially one that is separate from other groups.

Mesozoic Era - the era between the Paleozoic and Cenozoic eras, comprising the Triassic, Jurassic, and Cretaceous periods.

Metamorphic - rock that was once one form of rock but has changed to another under the influence of heat, pressure, or some other agent without passing through a liquid phase.

Migmatites - a rock composed of two intermingled but distinguishable components, typically a granitic rock within a metamorphic host rock.

Palaeozoic - of, relating to, or denoting the era between the Precambrian eon and the Mesozoic era.

Proterozoic - of, relating to, or denoting the eon that constitutes the later part of the Precambrian, between the Archean eon and the Cambrian period, in which the earliest forms of life evolved.

Quartzite - a hard, non-foliated metamorphic rock which was originally pure quartz sandstone.

Tertiary - from 63 million to 2 million years ago.

Description, Location and Access

The Mid-Green Hills Property is situated northeast of the village of Luganga in the Handeni Rural administration District of the Tanga Region, 20 Kilometres southwest of the city of Handeni, in the United Republic of Tanzania, East Africa.

The Mid-Green Hills Property is the western third of the PL Application (HQP 22239) and covers an area of 80.4 square kilometers. The whole PL of 167 square kilometres was applied for by AFGF and grants rights for a period of 36 months to carry on prospecting operations, and execute other such operations as are necessary for that purpose, for all minerals other than building materials and gemstones.

Access to the Mid-Green Hills Property is south from the regional centre of Handeni with an approximate population size of 250,000 people, along the gravel Secondary Highway B127, the main Highway between Morogoro and Handeni  to the property approximately 20 kilometres from the city of Handeni. The highway which is used by cars, buses and trucks, cuts across the west section of the property and along the northern edge. Paths and possible roads transect the whole PL and the power grid is at Handeni. The author of the Geological Report had no difficulty accessing the PL along any of the “roads” with a 4- wheel drive truck.

Topography in the area is moderate to gentle rising from 600 metres to over 660 metres. The land is open pasture or wooded parkland of the Tanzanian interior plateau with typical moderate to thin forest vegetation of the plateau area in the higher elevations. There is a mix of acacia trees with palms and other African species through the area. Undergrowth brush is typically thin with taller grasses in the areas of the rivers.

Tanzania’s climate varies markedly with its topography. There are four main climatic zones: the hot, humid coastal plain with average temperatures of 27-29°C ; the hot, semi-arid central plateau where maximum daytime temperatures average 20-32°C; the high-moist lake regions; and the temperate highland areas. Throughout the country, there are two rainy seasons, mid-March through May and November through December. Much of central Tanzania is semi-arid with less than 500 mm of rain per year, though the western part of the plateau is generally moister.

This area’s climate is a mix between the eastern interior plateau and the humid coastal plain area with 600 mm of annual precipitation and temperatures in excess of 30°C.

Water is available from local wells and from nearby rivers which flow year round.

In Tanzania, mining is a recent development and local mining personnel are available but the scope of their experience is limited and training and supervision by expatriates will be necessary. Geologists educated in Tanzania are available for exploration work, having been variably trained for exploration and production skills by the major mining companies which are locally active. Handeni would be able to supply most casual labour needs.

The PL is sufficient in terms of area and topographic relief for potential tailings storage areas, waste disposal areas, heap leach pad areas, and a processing plant site.

Regional Geography

The Archaean Tanzanian Craton and its surrounding Proterozoic mobile belts underlie much of the Central Plateau of Tanzania (Figure 3). The east and southeast limit of the craton is marked by the Lower to Middle Proterozoic Usagaran belt, dated at 2,000Ma, and by the Late Palaeozoic (900-500Ma) Mozambique collisional belt.

To the southwest, the 2,000Ma Ubendian belt marks the edge of the craton, whereas to the west the boundary is marked by the Late Proterozoic Karagwe-Ankolean belt and the early Palaeozoic Bukoban system. Completing the boundary in the northwest is the Ruwenzorian belt of Uganda.

The main part of the Archaean craton comprises migmatites, biotite gneisses, gneissic granites and local massifs of biotite granites, and the Nyanzian greenstone belts to the south and east of Lake Victoria.  These greenstone belts host the major gold deposits in Tanzania.

The Nyanzian is unconformably overlain (locally) by conglomerates, arkoses and quartzites of the Kavirondian System. These rocks appear to have been derived, at least in part, from the Nyanzian and contain clasts of all Nyanzian lithologies, some apparently deformed.

A major period of granitoid emplacement followed the Kavirondian, and was followed in turn by major tectonic deformation. Syntectonic granitoids have been dated at 2450-2500 Ma while some unfoliated granitoids may be post-tectonic. Many hypabyssal intrusives cut these Archaean sequences, including feldspar-porphyries and lamprophyres. Abundant younger dykes are related to Mesozoic and Tertiary tectonic events.

Tertiary mafic to intermediate volcanics including carbonatites occur mainly in the Kilimanjaro and Eastern Rift areas of the north of the country.

Property Geology

The property is located within a pan-African belt of metamorphic rocks known as the Mozambique Belt. The Mozambique Belt is a major orogenic belt along the east coast of Africa that stretches from the south of Mozambique to Sudan and Ethiopia.

Geological mapping by the government suggest an east-west striking belt of metasedimentary rocks around a central core of a mafic amphibolite unit in granitic gniesses and/or intrusive equivalents which are striking northwest and associated with the Magambazi zone.  For the most part the author of the Geological Report in his sorties into the area has observed the biotite gniess’ metasedimentary nature and suggests that the geology is not unlike that found in other areas of the region. The mafic unit could be related to a large dark red lateritic soil profile visible along the main highway on the east side of the property and was observed near the ridge top and in the placer workings in that area. The structural complexity of the area remains to be determined and significant folding has been observed in the region.

The resistant “knobs” of hills that is visibly associated with the main Magambazi area are present on the property. Their direct geology has not been related but no exploration has been completed on them.

Exploration History

There has been no exploration work or drilling carried out on the Mid-Green Hills Property.

Regionally, gold was exported from Tanzania following the penetration of Arab traders during the 16th to 19th centuries. However, the first commercial mines were developed in 1909 by German colonists at Sekenke in the Lake

Victoria goldfields. Following World War I, gold production grew steadily for about 30 years, but then declined. By 1967 output had all but ended as a result of the fixed gold price. There has been a strong revival in gold mining recently based on modern geological models, technologically advanced recovery methods and strategic investment. Gold production reached 1.75Moz in 2008, making Tanzania the third-largest gold producer in Africa.

Ruby deposits were discovered in the 1970s near Morogoro and diamonds in the Shingyanga area.

Artisanal gold mining activity has been noted in recent times in the vicinity of the property.

The area of the Mid-Green Hills property was first investigated by the author of the Geological Report in 2005 when he was following up on the Ashanti Gold exploration work. The artisanal gold miners then were following up the placer gold in the river alluvium from the rivers draining the area of the property.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock is quoted under the symbol “PSNP” on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc.  Our common stock is not traded on any exchange and we cannot assure that there will be a market in the future for our common stock.

OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange

The following table reflects the high and low bid information for the Company’s common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions since the first trade effected on November 26, 2014.

OTC Pink
Period	High ($)	Low ($)
Quarter ended Sept. 30, 2015	0.20	0.15
Quarter ended Jun. 30, 2015	1.12	0.15
Quarter ended Mar. 31, 2015	<No trades>	<No trades>
Quarter ended Dec. 31, 2014	0.50	0.50

The market for our common stock has been sporadic and there have been long periods during which there were few, if any, trades.  Accordingly, reliance should not be placed on the quotations listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of our common stock.

We intend to apply for the quoting of our common stock on the OTCBB.  However, there is no assurance that our common stock will be quoted on the OTCBB or, if quoted, that a public market will develop.

As of December 29, 2015, there were 33 holders of record of our common stock and one holder of record of our Series A preferred stock. As of such date, 72,400,000 shares of our common stock was issued and outstanding and 500,000 Series A preferred stock was issued and outstanding.

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

Plan of Operation

Our plan of operation for the next twelve months is to carry out the first phase of the recommended exploration program on our Mid-Green Hills Property, which consists of geological mapping, geochemical soil sampling and trenching and rock sampling.  The estimated cost is $200,000 and we plan to carry out the work when financing allows.

We will require additional funding in order to proceed with additional exploration on the Mid-Green Hills Property.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

In addition to exploration costs of approximately $200,000, we will incur salary expenses for Mr. Stephenson of $24,000 for the year for a total of $224,000 for the year.  If we cannot afford to pay this salary it will be accrued.  In addition, we anticipate spending an additional $35,000 on administrative fees, new employees, legal and accounting fees and complying with future SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $259,000.  With these expenditures and Mr. Stephenson’s education and experience the first phase of exploration will be completed and evaluated. Upon that evaluation a second phase of exploration work may be carried out at a cost of $5 Million.

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

We have had no operating revenues since our inception on January 29, 2013 through September 30, 2015, and have incurred operating expenses in the amount of $156,069 for the same period.  Our activities have been financed from the proceeds of share subscriptions and advances from related party.

Results of Operations

We did not earn any revenues during the year ended September 30, 2015 or the year ended September 30, 2014.  We incurred operating expenses in the amount of $57,414 for the year ended September 30, 2015, compared to $84,683 for the year ended September 30, 2014.  The increased general and administrative expenses during the year ended September 30, 2014 were the costs incurred in preparing and filing a registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $10,977, consisting of cash of $1,503 and prepaid deposits of $9,474 for a working capital deficit of $113,923, compared to total currents assets of $15,391 and a working capital deficit of $56,509 as of the year ended September 30, 2014.  Our liabilities consisted mostly of accounts payable to a related party, advances and related party advances to us.

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

Our financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Income Taxes

We use the assets and liability method of accounting for income taxes.  Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

Our functional currency is United States ("U.S.") dollars as substantially all of our operations use this denomination and we use the U.S. dollar as our reporting currency.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Computer

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from the financial instruments.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

PRESTON CORP.

Financial Statements

(Expressed in U.S. Dollars)

September 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Preston Corp.

Carson City, Nevada

We have audited the accompanying balance sheets of Preston Corp. (the “Company”) as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2015. Preston Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preston Corp. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 29, 2015

PRESTON CORP.

BALANCE SHEETS

	September 30, 2015	September 30, 2014

ASSETS
Current assets:
Cash	$ 1,503	$ 5,892

Prepaid deposits	9,474	9,499

Total currents assets	10,977	15,391

Capital assets:
Computer	1,454	1,454

Mining license	61,000	-

Total capital assets	62,454	1,454

Total assets	$ 73,431	$ 16,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable - related party	$ 24,200	$ 6,000

Advances	34,800	-

Advances - related party	65,900	65,900

Total current liabilities	124,900	71,900

Total liabilities	124,900	71,900

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000
shares authorized, 500,000 and 0 shares issued and
outstanding at September 30, 2015 and 2014 respectively	500	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
72,400,000 and 169,400,000 shares issued and outstanding at
September 30, 2015 and 2014, respectively	72,400	169,400

Additional paid in capital	31,700	(125,800)

Accumulated deficit	(156,069)	(98,655)

Total stockholders' deficit	(51,469)	(55,055)

Total liabilities and stockholders' deficit	$ 73,431	$ 16,845

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the years ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Operating expenses:

Exploration	$ -	$ 1,320

General and administration	57,414	83,363

Total operating expenses	57,414	84,683

Net loss	$ (57,414)	$ (84,683)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	107,745,205	157,858,630

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (57,414)	$ (84,683)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Prepaid deposits	25	(9,499)

Accounts payable - related party	18,200	6,000

CASH FLOWS USED IN OPERATING ACTIVITIES:	(39,189)	(88,182)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	-	22,600

Proceeds from advances, related party	-	64,500

Proceeds from advances	34,800	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	34,800	87,100

NET CHANGE IN CASH	(4,389)	(1,082)

Cash, beginning of period	5,892	6,974

Cash, end of period	$ 1,503	$ 5,892

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and Investing and Financing Activities:

Reclassification of par value from APIC to Common Stock	$ -	$ 31,850

Preferred stock issued for Mining license	$ 61,000	$ -

Return and cancellation of common stock	$ 97,000	$ -

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended September 30, 2015 and 2014

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, September 30, 2013	-	$ -	98,000,000	$ 98,000	$ (77,000)	$ (13,972)	$ 7,028

Issuance of common stock for cash	-	-	39,550,000	39,550	(16,950)	-	22,600

Reclassification of par value	-	-	31,850,000	31,850	(31,850)	-	-

Net loss	-	-	-	-	-	(84,683)	(84,683)

Balance, September 30, 2014	-	-	169,400,000	169,400	(125,800)	(98,655)	(55,055)

Preferred stock issued for mining license	500,000	500	-	-	60,500	-	61,000

Return and cancellation of common stock	-	-	(97,000,000)	(97,000)	97,000	-	-

Net loss	-	-	-	-	-	(57,414)	(57,414)

Balance, September 30, 2015	500,000	$ 500	72,400,000	$ 72,400	$ 31,700	$ (156,069)	$ (51,469)

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

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

Exploration Stage Company

The Company is an exploration stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of an exploration stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (January 29, 2013) as an exploration stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $156,069 since its inception, has working capital deficit of $113,923, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Computer

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

Note 3

Mining License

On January 27, 2015, pursuant to a License Purchase Agreement, the Company acquired all of the right, title and interest in and to a license to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the “License”). The License was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of the Company’s Series A Convertible Preferred Stock (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, the President and Chief Executive Officer and director of the Company. The purchase price of the mining license was $61,000. The Purchase Price was determined based on the historical renewal fees paid to maintain the mining license.

Note 4

Advances

During the year ended September 30, 2015, the Company received advances in an aggregate of $34,800. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2015, the advances totaled $34,800.

Note 5

Related Party Transactions

The related party advances are due to the President and Chief Executive Officer of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2015, the advances totaled $65,900.

The Company was charged management fees by the President and Chief Executive Officer of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President and Chief Executive Officer of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $24,200 and $6,000 at September 30, 2015 and 2014, respectively.

	Year ended September 30, 2015	Year ended September 30, 2014

Management fees	$ 24,000	$ 23,000

Note 6

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30, 2015	September 30, 2014
	$	$
Deferred tax asset attributable to:
Net operating loss	20,000	28,000
Valuation allowance	(20,000)	(28,000)
Net	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2015	September 30, 2014
	$	$
Refund attributable to operating loss	53,000	33,000
Valuation allowance	(53,000)	(33,000)
Net provision	-	-

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

No provision for income taxes has been provided in these financial statements due to the net loss.  At September 30, 2015, the Company has net operating loss carry forwards, which expire commencing in 2033, totaling approximately $156,000, the benefit of which has not been recorded in the financial statements.

Note 7

Equity Transactions

On December 29, 2014, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amended Article 3 of the Company’s Articles of Incorporation to: authorize the issuance of up to five million (5,000,000) shares of Preferred Stock, par value $0.001 per share, of which the voting and other powers, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the shares of such series shall be determined by the Board of Directors. As a result of the Certificate of Amendment, the Company now has 205,000,000 authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that the Company has authority to issue is 200,000,000 shares and the total number of shares of Preferred Stock that the Company has authority to issue is 5,000,000 shares.

On January 7, 2015, pursuant to Article 3 of the Company’s Articles of Incorporation, the Board of Directors voted to designate a class of preferred stock entitled Series A Convertible Preferred Stock (“Series A Preferred Stock”), consisting of 500,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock may convert their shares into shares of the Company’s common stock on the basis of one share of common stock for every one share of Series A Preferred Stock converted. Holders are further entitled to vote together with the holders of the common stock on all matters submitted to shareholders at a rate of 200 votes for each share of Series A Preferred Stock held.

On January 30, 2015, the Company issued a total of 500,000 shares of the newly designated Series A Convertible Preferred Stock to AFGF (Tanzania) Ltd., a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, the Company’s President, in exchange for the acquisition of a License to develop and mine for gold on property located in Tanzania.

On February 10, 2015, Laurence Stephenson, President and Chief Executive Officer of the Company, returned 97,000,000 shares of common stock. The Company immediately cancelled the returned shares.

Note 8

Subsequent Events

On November 3, 2015, the Company received an advance in the amount of $5,000. The advance is unsecured, non-interest bearing and have no specific terms for repayment.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information about our sole director and officer

Name	Age	Position and office Presently Held	Director Since

Laurence Stephenson	66	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	January 2013

Ronald Mitchell	57	Director	December 18, 2014

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

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

Ronald Mitchell  has worked for various mining companies in Canada for over 10 years. He is the president of Geofin, a geological and financial consulting service for developing and small mining companies. He has been responsible for organizing and setting up displays at mining shows for various companies. Mr. Mitchell has also provided investor relation services to several Canadian mining companies.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, during the past ten years, none of the following occurred with respect to our directors and executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed in accordance with our bylaws.  Our officers are appointed by our board of directors and at the discretion of the board.

Significant Employees

We have no significant employees other than Laurence Stephenson, our President and Chief Executive Officer.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.  As such, Mr. Stephenson and Mr. Mitchell, sitting as the board of Directors, acts in those capacities.

Audit Committee Financial Expert

We do not have an “audit committee financial expert “.  We believe that the cost related to retaining such a financial expert at this time is prohibitive.  Further, because we are in the exploration stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors consisting of two directors who oversee the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors will hold occasional meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors and executive officer, by any person for all services rendered in all capacities to us for the fiscal period from our inception on January 29, 2013 to September 30, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence Stephenson, (2) President, CEO, Secretary and CFO	2015 2014 2013 (1)	24,000 23,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	24,000 23,000 0
Ronald Mitchell (3) Director	2015 2014 2013 (1)	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A

(1)

Period from date of inception on January 29, 2013 to September 30, 2013.

(2)

The Company was charged management fees by Mr. Stephenson when funds are available.  Effective April 1, 2014, the Company agreed to pay Mr. Stephenson $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.

(3)

Mr. Mitchell was appointed to the Board of Directors on December 18, 2014.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to our directors and executive officer named in the Summary Compensation Table for the period from inception through September 30, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised since inception through September 30, 2015 by our directors and executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to our directors and executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company has no written employment agreements with Laurence Stephenson, our President and Chief Executive Officer. Effective April 1, 2014, the Company agreed to pay the President and Chief Executive Officer of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. This is a month to month “at will” agreement and may be terminated at any time by us without any liability to our Company for such termination. There are no other terms or conditions relating to the employment of Mr. Stephenson.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of December 29, 2015 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) our sole director and executive officer, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 29, 2015, 72,400,000 shares of common stock were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	Laurence Stephenson	1,000,000	1.38%
Common Stock	Ronald Mitchell	-	-
Common stock	All officers and directors as a group (1)	1,000,000	1.38%

Preferred Stock	Laurence Stephenson	500,000	100%
Preferred Stock	Ronald Mitchell	-	-
Preferred Stock	All officers and directors as a group (1)	500,000	100%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoters; or

•

Any member of the immediate family of any of the foregoing persons.

Our President , Chief Executive Officer and promoter, Laurence Stephenson had a material interest in the following transactions:

(a)

advanced an aggregate of $65,900 in related party advances as of September 30, 2015.

(b)

was issued 98,000,000 common shares for $2,800 of cash consideration upon formation of the Company in January 2013;

(c)

on February 10, 2015, returned 97,000,000 shares of common stock, which shares were immediately cancelled; and

(d)

on January 27, 2015, pursuant to a License Purchase Agreement, AFGF (Tanzania) Ltd. (“AFGF”) sold all of its right, title and interest in and to a license to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania in consideration for 500,000 Series A Preferred Convertible Preferred Stock. AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended September 30, 2015 and September 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2015 $	September 30, 2014 $
Audit Fees	7,300	8,500
Audit Related Fees	5,900	7,130
Tax Fees	-	-
All Other Fees	-	-
Total	13,200	15,630

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

(b)

Exhibits

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation and Amendment of the Registrant.
Exhibit 3.2	Bylaws of the Registrant
Exhibit 31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Laurence Stephenson (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Laurence Stephenson (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 101**	Interactive Data File (Form 10-K for the year ended September 30, 2015 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRESTON CORP.
(Registrant)
Dated:	December 29, 2015	/s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	December 29, 2015	/s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

25