Form 10-Q
period 2015-12-31
PRESTON CORP.
filed 2016-02-01
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2015

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,400,000 shares of $0.001 par value common stock outstanding as of February 1, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS

Current assets:
Cash	$ 4,233	$ 1,503

Prepaid deposits	-	9,474

Total currents assets	4,233	10,977

Capital assets:
Computer	1,454	1,454

Mining license	61,000	61,000

Total capital assets	62,454	62,454

Total assets	$ 66,687	$ 73,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable - related party	$ 26,700	$ 24,200

Advances	46,800	34,800

Advances - related party	65,900	65,900

Total current liabilities	139,400	124,900

Total liabilities	139,400	124,900

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000
shares authorized, 500,000 shares issued and outstanding
at December 31, 2015 and September 30, 2015, respectively	500	500

Common stock, $0.001 par value, 200,000,000 shares authorized,
72,400,000 shares issued and outstanding at
December 31, 2015 and September 30, 2015, respectively	72,400	72,400

Additional paid in capital	31,700	31,700

Accumulated deficit	(177,313)	(156,069)

Total stockholders' deficit	(72,713)	(51,469)

Total liabilities and stockholders' deficit	$ 66,687	$ 73,431

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three months ended December 31, 2015 and 2014

(Unaudited)

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014

Operating expenses:

General and administration	$ 21,244	$ 16,533

Total operating expenses	21,244	16,533

Net loss	$ (21,244)	$ (16,533)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	72,400,000	169,400,000

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2015 and 2014

(Unaudited)

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (21,244)	$ (16,533)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Prepaid deposits	9,474	25

Accounts payable	-	464

Accounts payable - related party	2,500	3,000

CASH FLOWS USED IN OPERATING ACTIVITIES:	(9,270)	(13,044)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances	12,000	11,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	12,000	11,000

NET CHANGE IN CASH	2,730	(2,044)

Cash, beginning of period	1,503	5,892

Cash, end of period	$ 4,233	$ 3,848

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.
NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Preston Corp. (“Preston” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015, as reported in the Form 10-K of the Company, have been omitted.

General

The Company is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $177,313 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advances

During the period ended December 31, 2015, the Company received advances in an aggregate of $12,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2015, the advances totaled $46,800.

Note 4

Related Party Transactions

The related party advances are due to the director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2015, the advances totaled $65,900.

The Company was charged management fees by the President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $26,700 and $24,200 at December 31, 2015 and September 30, 2015, respectively.

	Three months ended December 31, 2015	Three months ended December 31, 2014

Management fees	$ 6,000	$ 6,000

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

Corporate Changes

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

Mineral Property

We are an “exploration stage” company that has not realized any revenues to date.   Our business is the acquisition and exploration of mining properties with the objective of identifying potential gold and silver ore deposits.

On January 27, 2015, pursuant to a License Purchase Agreement, we acquired all of the right, title and interest in and to a license (the “Handeni License”) to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the  “Mid-Green Hills Property”). The Handeni License was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of the Company’s Series A Preferred Stock (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our President, director and majority shareholder. Our Board reviewed the transaction, and Mr. Stephenson abstaining from voting, the transaction was approved.  Our Board believes that the Purchase Price for this acquisition was fair and reasonable and at or below the fair market price that an independent third party would pay. Our Board further believes that this acquisition is in the best interests of both our company and our shareholders.

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

We have had no operating revenues during the three months ended December 31, 2015, and have incurred operating expenses in the amount of $21,244 for the same period.  Our activities have been financed from the proceeds of advances.

Results of Operations for Three Months Ending December 31, 2015

We did not earn any revenues during the three month ending December 31, 2015 and 2014.  We incurred operating expenses in the amount of $21,244, for the three months ended December 31, 2015, compared to $16,533 for the three months ended December 31, 2014.  The increase in general and administrative expenses during the three months ended December 31, 2015 was due to an increase in legal and professional fees.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $4,233, consisting only of cash, and a working capital deficit of $135,167, compared to total currents assets of $10,977 and working capital deficit of $113,923 as of the year ended September 30, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; (ii) insufficient Board of Directors representation; and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

We did not issue any securities during the quarter ended December 31, 2015.

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

DATED:   February 1, 2016

PRESTON CORP.

By: /s/ Laurence Stephenson
Laurence Stephenson
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)