Form 10-Q
period 2016-03-31
PRESTON CORP.
filed 2016-05-16
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2016

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-193967

PRESTON CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-4474279
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6836 Bee Caves Road
Austin, Texas	78746
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(775) 345-3449
----------------------------

311 West Third Street Suite 4001 Carson City, NV 89703
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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,400,000 shares of $0.001 par value common stock outstanding as of May 16, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS

Current assets:
Cash	$ 5,074	$ 1,503
Prepaid deposits	-	9,474

Total currents assets	5,074	10,977

Capital assets:
Computer	1,454	1,454
Mining license	-	61,000

Total capital assets	1,454	62,454

Total assets	$ 6,528	$ 73,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$ 31,400	$ 24,200
Advances	62,100	34,800
Advances - related party	65,900	65,900

Total current liabilities	159,400	124,900

Total liabilities	159,400	124,900

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000
shares authorized, 500,000 shares issued and outstanding
at March 31, 2016 and September 30, 2015, respectively	500	500

Common stock, $0.001 par value, 200,000,000 shares authorized,
72,400,000 shares issued and outstanding at
March 31, 2016 and September 30, 2015, respectively	72,400	72,400

Additional paid in capital	46,700	31,700

Accumulated deficit	(272,472)	(156,069)

Total stockholders' deficit	(152,872)	(51,469)

Total liabilities and stockholders' deficit	$ 6,258	$ 73,431

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months	Six months	Six months
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Operating expenses:

Exploration	$ -	$ -	$ -	$ -
Impairment	61,000	-	61,000	-
General and administration	34,159	17,169	55,403	33,702

Total operating expenses	95,159	17,169	116,403	33,702

Net loss	$ (95,159)	$ (17,169)	$ (116,403)	$ (33,702)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	72,400,000	116,588,889	72,400,000	143,284,615

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2016 and 2015

(Unaudited)

	Six months ended	Six months ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (116,403)	$ (33,702)

Adjustment to reconcile net loss to cash used in operating activities:
Impairment	61,000	-
Stock Compensation	15,000	-

Net change in:
Prepaid deposits	9,474	25
Accounts payable - related party	7,200	9,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(23,729)	(24,677)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances	27,300	24,800

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,300	24,800

NET CHANGE IN CASH	3,571	123

Cash, beginning of period	1,503	5,892

Cash, end of period	$ 5,074	$ 6,015

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and investing and financing activities:

Preferred stock issued for mining license	$ -	$ 61,000
Return and cancellations on stock	$ -	$ 97,000

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $272,472 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3

Advances

During the period ended March 31, 2016, the Company received advances in an aggregate of $27,300. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2016, the advances totaled $62,100.

Note 4

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2016, the advances totaled $65,900.

The Company was charged management fees by the former President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the former President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. This agreement ceased when the former President resigned on March 23, 2016.  Accounts payable – related party are the fees earned but not yet paid of $31,400 and $24,200 at March 31, 2016 and September 30, 2015, respectively.

	Six months ended March 31, 2016	Six months ended March 31, 2015

Management fees	$ 12,000	$ 12,000

Note 5

Commitments

On March 23, 2016, the Company signed a consulting agreement with the newly appointed President and Director, Andrew Stack. Mr. Stack will receive a fee in the amount of $5,000 per month commencing April 1, 2016.  As further compensation to Mr. Stack for development of the Company, he will receive a total of 1,000,000 Common shares of the Company. These shares are not a new issuance but will be transferred from the former President of the Company.

Additionally, on March 23, 2016, the 500,000 shares of Series A Convertible Preferred $0.001 par value that were issued and outstanding have been transferred to Mr. Stack from the former President.  These shares have been recorded as $15,000 to Stock Compensation Expense and Additional Paid In Capital.

Note 6

Subsequent Events

On April 22, 2016, the Company executed a business arrangement and agreement with Western Mine Development LLC (“Western"). Western has a large portfolio of gold production properties and projects focused in the Western United States. Western will, under the terms of the agreement, bring the Company a selection of viable candidates which meet the Company's mandate for royalty investments. Upon acceptance in writing of a viable property, the Company will compensate Western an amount of up to 10% of the gross property value.

On May 3, 2016, the Company has executed a preliminary lease agreement, through its agent Western Mine Development LLC, on a gold mine in California. The project is a placer mine and historic gold producer located in the Sierra Nevada Mountains north of Sacramento.

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

Our Business

We are an “exploration stage” company that has not realized any revenues to date. Our mission is to develop our company into a leading alternative financing company that specializes in royalty financing for mining operations with the intent to realize large, continuous profits from ongoing economic interest in the production or future production from mining property.  We are gold focused but plan to create a diversified portfolio of royalties and streams wherever the value can be found regardless of commodity, geography, revenue type or stage of project.   We are not an operator and therefore have none of the associated risks or capital requirements of mine operation.

 On January 27, 2015, pursuant to a License Purchase Agreement, we acquired all of the right, title and interest in and to a license (the “Handeni License”) to develop and mine for gold on approximately 80.4 square kilometers located southeast of Handeni in eastern Tanzania (the  “Mid-Green Hills Property”). The Handeni License was acquired from AFGF (Tanzania) Ltd. (“AFGF”) for 500,000 shares of the Company’s Series A Preferred Stock (the “Purchase Price”). AFGF is a wholly-owned subsidiary of Kokanee Placer Ltd., a corporation wholly-owned by Laurence Stephenson, our former President, director and shareholder. Our Board reviewed the transaction, and Mr. Stephenson abstaining from voting, the transaction was approved.  Our Board believes that the Purchase Price for this acquisition was fair and reasonable and at or below the fair market price that an independent third party would pay. Our Board further believes that this acquisition is in the best interests of both our company and our shareholders.

On February 28, 2016, the Handeni License expired and the Company has elected not to renew it and instead focus on royalty financing for mining interests primarily within North America. As of March 31, 2016, the previously capitalized $61,000 mining license has been charged to impairment expense.

Plan of Operation

Our mission is to develop our company into a leading alternative financing company that specializes in royalty financing for mining operations with the intent to realize large, continuous profits from ongoing economic interest in the production or future production from mining property.  We are gold focused but plan to create a diversified portfolio of royalties and streams wherever the value can be found regardless of commodity, geography, revenue type or stage of project.   We are not an operator and therefore have none of the associated risks or capital requirements of mine operation.

On February 28, 2016 the Handeni License expired and the Company has elected not to renew it and instead focus on royalty financing for mining interests primarily within North America. As of March 31, 2016 the previously capitalized $61,000 mining license has been charged to impairment expense.

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

We have had no operating revenues during the six months ended March 31, 2016, and have incurred operating expenses in the amount of $116,403 for the same period.  Our activities have been financed from the proceeds of advances.

Results of Operations for Three and Six Months Ending March 31, 2016

We did not earn any revenues during the three or six months ending March 31, 2016 and 2015.  We incurred operating expenses in the amount of $95,159 and $116,403, for the three and six months ended March 31, 2016, respectively, compared to $17,169 and $33,702 for the three and six months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $5,074, consisting only of cash, and a working capital deficit of $154,326 compared to total currents assets of $10,977 and working capital deficit of $113,923 as of the year ended September 30, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

We did not issue any securities during the quarter ended March 31, 2016.

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

DATED:   May 16, 2016

PRESTON CORP.

By: /s/ W. Andrew Stack
W. Andrew Stack
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)