Form 10-Q
period 2016-06-30
PRESTON CORP.
filed 2016-08-12
CIK 1594219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2016

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,400,000 shares of $0.001 par value common stock outstanding as of August 12, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PRESTON CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS

Current assets:
Cash	$ 1,070	$ 1,503
Prepaid deposits	8,333	9,474

Total currents assets	9,403	10,977

Capital assets:
Computer	1,454	1,454
Mining license	-	61,000

Total capital assets	1,454	62,454

Total assets	$ 10,857	$ 73,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$ 31,400	$ 24,200
Accounts payable	3,766	-
Notes payable	20,000	-
Advances	62,100	34,800
Advances - related party	63,526	65,900
Total current liabilities	180,792	124,900

Total liabilities	180,792	124,900

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred, $0.001 par value, 500,000
shares authorized, 500,000 shares issued and outstanding
at June 30, 2016 and September 30, 2015, respectively	500	500

Common stock, $0.001 par value, 200,000,000 shares authorized,
72,400,000 shares issued and outstanding at
June 30, 2016 and September 30, 2015, respectively	72,400	72,400

Additional paid in capital	60,200	31,700

Accumulated deficit	(303,035)	(156,069)

Total stockholders' deficit	(169,935)	(51,469)

Total liabilities and stockholders' deficit	$ 10,857	$ 73,431

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2016 and 2015

(Unaudited)

	Three months	Three months	Nine months	Nine months
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Operating expenses:

Exploration	$ -	$ -	$ -	$ -
Impairment	-	-	61,000	-
General and administration	30,563	12,882	85,966	46,584

Total operating expenses	30,563	12,882	146,966	46,584

Net loss	$ (30,563)	$ (12,882)	$ (146,966)	$ (46,584)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	72,400,000	72,400,000	72,400,000	119,656,410

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2016 and 2015

(Unaudited)

	Nine months ended	Nine months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (146,966)	$ (46,584)

Adjustment to reconcile net loss to cash used in operating activities:
Impairment	61,000	-
Stock compensation	15,000	-

Net change in:
Prepaid deposits	1,141	25
Accounts payable - related party	7,200	14,000
Accounts payable - vendors	3,766	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(58,859)	(32,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from the sale of common stock	13,500	-
Payments on related party advances	(5,074)	-
Proceeds from related party advances	2,700	-
Proceeds from notes payable	20,000	-

Proceeds from advances	27,300	34,800

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	58,426	34,800

NET CHANGE IN CASH	(433)	2,241

Cash, beginning of period	1,503	5,892

Cash, end of period	$ 1,070	$ 8,133

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

Non-cash and investing and financing activities:

Preferred stock issued for mining license	$ -	$ 61,000

The accompanying notes are an integral part of these financial statements.

PRESTON CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $303,035 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3

Advances

During the period ended June 30, 2016, the Company received advances in an aggregate of $27,300. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2016, the advances totaled $62,100.

Note 4

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2016, the advances totaled $63,526.

The Company was charged management fees by the former President of the Company when funds are available.  Effective April 1, 2014, the Company agreed to pay the former President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. This agreement ceased when the former President resigned on March 23, 2016.  Accounts payable – related party are the fees earned but not yet paid of $31,400 and $24,200 at June 30, 2016 and September 30, 2015, respectively.

	Nine months ended June 30, 2016	Nine months ended June 30, 2015

Management fees	$ 26,750	$ 18,000

Note 5

    Notes Payable

During the third quarter ending June 30, 2016 the Company has signed two notes payable totaling $20,000 to fund operations.  On May 20, 2016 a note payable to WB21 US Inc. was signed for $10,000 with an interest rate of 5% due to be paid in full on May 19, 2017.  On June 3, 2016 a note payable to Intertech Solutions, Inc. was signed for $10,000 with an interest rate of 5% due to be paid in full on June 2, 2017.

Note 6

Commitments

On March 23, 2016 the Company signed a consulting agreement with the newly appointed President and Director, Andrew Stack. Mr. Stack will receive a fee in the amount of $5,000 per month commencing April 1, 2016.  As further compensation to Mr. Stack for development of the Company, he will receive a total of 1,000,000 Common shares of the Company. These shares are not a new issuance but will be transferred from the former President of the Company.  As of the date of this filing, the shares have not been transferred to Mr. Stack and will be recorded to Additional Paid In Capital when issued.

Additionally, on March 23, 2016 the 500,000 shares of Series A Convertible Preferred $0.001 par value that were issued and outstanding have been transferred to Mr. Stack from the former President. These shares have been recorded as $15,000 to Stock Compensation Expense and Additional Paid In Capital.

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

On May 3, 2016, the Company has executed a preliminary lease agreement, through its agent Western Mine Development LLC, on a gold mine in California. The project is a placer mine and historic gold producer located in the Sierra Nevada Mountains north of Sacramento, California.

Note 7    Equity

For the third quarter ending June 30, 2016 the Company accepted three private placements totaling $13,500 for a total of 61,577 restricted common shares to be issued at an average price of $0.22 per shares. As of June 30, 2016 these shares have not yet been issued and the total amount of $13,500 has been credited to additional paid in capital.

Note 8    Subsequent Events

In July 2016, the Company accepted 12 private placements totaling $45,621 for a total of 223,878 restricted common shares to be issued at an average price of $0.22 per share.  As of the  date of this filing, the shares have not been issued.

In July 2016, the Company issued 250,000 restricted common shares to a consultant as payment for services valued at $2,500 or $0.01 per share.  As of the  date of this filing, the shares have not been issued.

.

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

On February 28, 2016, the Handeni License expired and the Company has elected not to renew it and instead focus on royalty financing for mining interests primarily within North America. As of June 30, 2016, the previously capitalized $61,000 mining license has been charged to impairment expense.

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

On February 28, 2016 the Handeni License expired and the Company has elected not to renew it and instead focus on royalty financing for mining interests primarily within North America. As of June 30, 2016 the previously capitalized $61,000 mining license has been charged to impairment expense.

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

We have had no operating revenues during the nine months ended June 30, 2016, and have incurred operating expenses in the amount of $146,966 for the same period.  Our activities have been financed from the proceeds of advances.

Results of Operations for Three and Nine Months Ending June 30, 2016

We did not earn any revenues during the three or nine months ending June 30, 2016 and 2015.  We incurred operating expenses in the amount of $30,563 and $146,966 for the three and nine months ended June 30, 2016, respectively, compared to $12,882 and $46,584 for the three and nine months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets totaling $9,403 consisting of $1,070 in cash and $8,333 in a prepaid annual subscription to OTC Markets expiring on April 30, 2017.  There is a working capital deficit of $171,389 compared to total currents assets of $10,977 and working capital deficit of $113,923 as of the year ended September 30, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

For the third quarter ending June 30, 2016 the Company accepted three private placements totaling $13,500 for a total of 61,577 restricted common shares to be issued at an average price of $0.22 per share. As of June 30, 2016 these shares have not yet been issued and the total amount of $13,500 has been credited to additional paid in capital.  The Company did not issue any securities during the quarter ended June 30, 2016.

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

DATED:   August 12, 2016

PRESTON CORP.

By: /s/ W. Andrew Stack
W. Andrew Stack
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)